Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1996-05-15
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
- - ---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3069380
- - ---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, B-9, Stockton, CA                                95207
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (209) 478-0140

                                      N/A
- - ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1996 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1996 and 1995 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     14


Part II.  Other Information . . . . . . . . . . . . . . . . .    16

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                    $ 80,036,642 $ 80,837,637
Cash and cash equivalents                           3,946,064    3,262,675
Other assets (net of accumulated amortization
 of $1,261,273 and $1,256,116, respectively)          477,252      463,630
                                                   ----------   ----------
                                                 $ 84,459,958 $ 84,563,942
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                           $ 66,102,340 $ 66,361,897
Accounts payable                                    1,173,131      571,286
Accounts payable, affiliate                           196,395      197,612
Accrued interest                                      436,201      434,618
Unearned rent and tenant deposits                     517,309      518,766
                                                   ----------   ----------
                                                   68,425,376   68,084,179
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       8,433,201    8,869,479
Subordinated limited partners' equity (46,364
  units authorized and outstanding)                 8,878,175    8,878,175
General partners' deficit                          (1,276,794)  (1,267,891)
                                                   ----------   ----------
                                                   16,034,582   16,479,763
                                                   ----------   ----------
                                                 $ 84,459,958 $ 84,563,942
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                          $  3,935,491 $  3,779,868
 Interest                                              24,982       19,385
                                                   ----------   ----------
                                                    3,960,473    3,799,253
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,335,349    1,265,899
 Property taxes                                       267,811      257,973
 Property management fees to affiliates               117,142      115,356
 General and administrative expense                    38,625       39,879
 Interest expense                                   1,294,298    1,521,947
 Management fees to affiliates                        157,420      151,464
 Depreciation                                         800,995      906,897
                                                   ----------   ----------
                                                 $  4,011,640 $  4,259,415
                                                   ----------   ----------
Net loss                                              (51,167)    (460,162)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners (2%)      $     (1,023)$     (9,203)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners (98%)     $    (50,144)$   (450,959)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                        $        -0- $        -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                        $      (0.16)$      (1.42)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 For the three months ended March 31, 1996
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995    $ 16,479,763 $  8,869,479 $  8,878,175 $ (1,267,891)

Net loss                    (51,167)     (50,144)         -0-       (1,023)

Distributions              (394,014)    (386,134)         -0-       (7,880)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1996       $ 16,034,582 $  8,433,201 $  8,878,175 $ (1,276,794)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                         $    (51,167)$   (460,162)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                       800,995      906,897
   Amortization of loan fees included in
    interest expense                                    5,157       55,436
   Increase in other assets                           (18,779)     (13,023)
   Increase in accounts payable                       209,414      174,061
   Decrease in accounts payable, affiliate             (1,217)    (345,944)
   Decrease in unearned rent and tenant deposits       (1,457)     (16,650)
                                                   ----------   ----------
    Total adjustments                                 994,113      760,777
                                                   ----------   ----------
                                                      942,946      300,615
Net cash provided by operating activities          ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (259,557)    (205,008)
                                                   ----------   ----------

Net increase in cash and cash equivalents             683,389       95,607
Cash and cash equivalents, beginning of period      3,262,675    2,777,213
                                                   ----------   ----------
Cash and cash equivalents, end of period         $  3,946,064 $  2,872,820
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1996 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1996 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1995. Certain reclassifications have been made to prior year amounts in order to be in conformity with the current year presentation.

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No 121 did not have a significant impact on the Partnership's financial position as of March 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31,1996     December 31, 1995
                                     -----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (25,417,383)        (24,616,388)
                                     $ 80,036,642        $ 80,837,637
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 78,710       $ 75,732
 Special distribution                           64,875         61,857
 Administrative expense reimbursements          13,835         13,875
                                               -------        -------
                                              $157,420       $151,464
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $117,142       $115,356
                                               -------        -------
                                               -------        -------

Accruals of $38,975 and $42,142 for property management fees and $157,420 and $155,470 for General Partner fees were outstanding at March 31, 1996 and December 31, 1995, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at March 31, 1996.

NOTE D - CONTINGENCIES

On or about October 18, 1993 a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about July 23, 1993 a putative class action, captioned Kahn v. Prudential-Bache Properties, Inc. et al. (Index No. 11867/93) was filed in the Supreme Court of the State of New York, County of New York, purportedly on behalf of investors in the Partnership against the General Partners, PSI, The Prudential Insurance Company of America and certain of their affiliates and officers. The case was subsequently removed to the United States District Court for the Southern District of New York (93 Civ. 5976).

On or about May 11, 1994 a policyholder derivative action and putative class action, captioned Romano et al. v. The Prudential Insurance Company of America and Prudential Securities Incorporated (94 Civ.3527), was filed in the United States District Court for the Southern District of New York, purportedly on behalf of policyholders of The Prudential Insurance Company of America ("The Prudential") against The Prudential and PSI as nominal defendants and against certain officers of The Prudential and its affiliates, including the present and former chief executive officers of PSI, and present and former members of The Prudential's board of directors, the Spanos General Partner and certain of its affiliates as defendants. In substance the suit alleged that the wrongful acts of the defendants (essentially the same conspiracy regarding the sales of limited partnership interests alleged in the consolidated complaint discussed below) have resulted in substantial losses to PSI as a consequence of fines and litigation settlements. Because PSI is a wholly owned subsidiary of The Prudential, its losses allegedly diminished the value of plaintiffs' interests in The Prudential as policyholders. The complaint contains counts based upon RICO, intentional and negligent misrepresentation, and unjust enrichment. Plaintiffs sought unspecified compensatory, general, consequential, incidental and punitive damages as well as interest, costs and attorneys' fees. A motion to dismiss the case was filed January 20, 1995 on behalf of The Prudential and the outside directors.

On or about February 13, 1995 an individual action, captioned Estate of Jean Adams v. Prudential Securities, Inc. et al. (Case No. 1995 CV 00265) was filed in the Court of Common Pleas in Stark County, Ohio against PSI, The Prudential, the General Partners, the Partnership and affiliates of the Spanos General Partner. The action was removed to the United States District Court for the Northern District of Ohio (Eastern Division) on March 15, 1995. Plaintiff alleged misrepresentations, breach of fiduciary duties and civil conspiracy by defendants in connection with the sale of units of the Partnership. Plaintiff sought unspecified damages, including punitive damages.

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Kahn cases, by order dated June 8, 1994, the Connelly case, by order dated June 27, 1994, the Romano case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and, except for Romano, consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The Romano case was coordinated for pretrial discovery purposes. On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Kahn) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The consolidated action remains pending against the Spanos General Partner and certain of its affiliates. Because the Prudential settlement did not include the Romano action, that case is still pending against all defendants. Although the order approving the partial settlement agreement dismissed the consolidated complaint on the merits and with prejudice as against the PSI settling defendants, it expressly continued the action against all nonsettling defendants, including the Spanos General Partner, and preserved all claims against them. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On or about April 15, 1994 a multiparty petition entitled Schreiber, et al.
v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this action as well as the impact on the Partnership cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements. The General Partners, PSI and the Partnership, where applicable, believe they have meritorious defenses to this complaint and intend to vigorously defend themselves in this action.

NOTE E - SUBSEQUENT EVENTS

In May 1996, the Partnership paid first quarter cash distributions of approximately $386,000 and $8,000, respectively, to the Unitholders and General Partners. Distributions were accrued at March 31, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $3,946,000 at March 31, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided net cash of $943,000 in the first three months of 1996, of which $260,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and $394,000 was paid in cash distributions subsequent to the end of the quarter. The balance of $289,000 was retained. Cash provided by operating activities in the first three months of 1995 reflects the payment of $350,000 of fees incurred in prior years and is not directly comparable with cash provided by operating activities in 1996. As adjusted for the effect of the fee deferral, cash provided by operating activities improved from $651,000 in the first three months of 1995 to $943,000 in comparable period this year, reflecting the Properties' improved operating performance. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership resumed paying distributions for the first quarter of 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

Results of Operations

Rental revenue was $3,935,000 for the first three months of 1996, an increase of 4.1% over the same period last year. Revenue increased at six of the eight Properties, principally because of increased effective rental rates. Revenue at the other two (Rancho del Sol and Harbor Pointe) was essentially unchanged from the corresponding period last year. Overall, the weighted average occupancy of the Apartment Projects was 94.8% for the first three months of 1996 compared to 95.2% for the same period last year.

Property operating expenses were $1,335,000 for the first three months of 1996 compared to $1,266,000 for the first three months of 1995. Operating expenses excluding major repairs and furnished unit expense increased $102,000 or approximately 9% over the first three months of 1995.
Expense categories showing the greatest increases were maintenance, up $53,000 or 16% reflecting the generally higher costs of operating an aging property portfolio and utilities up $24,000 or 9%. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) declined to $80,000 for the first three months of 1996 compared to $123,000 for the same period last year. Furnished unit expense was up $10,000 over the first three months of 1995, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $228,000, reflecting the lower interest rates now applicable on five of the Partnership mortgage loans. In addition, interest expense for the first three months of 1995 included $50,000 of loan fee amortization not charged in 1996 because the fees became fully amortized in 1995. Depreciation expense declined $106,000 because certain personal property assets became fully depreciated in 1995.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

(None)

Item 5.  Other Information

(None)

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits

            4(a) Certificate of Limited Partnership of Registrant as
                 filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-11, File No. 33-22613, filed with the Securities and Exchange Commission on October 14, 1988.

            4(b) Amendment to Certificate of Limited Partnership of
                 Registrant as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement on Form S-11, File No. 33-22613, filed with the Securities and Exchange Commission on October 14, 1988.

            4(c) Amended and Restated Agreement of Limited Partnership of
                 Registrant, incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Registration Statement on Form S-11, File No. 33-22613, filed with the Securities and Exchange Commission on October 14, 1988.

            4(d) Amendments No. 1 through 7 dated November 21, and
                 December 30, 1988 and January 31, February 28, March 31, April 28, and May 31, 1989 to the Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 33-22613, filed with the Securities and Exchange Commission on June 30, 1989.

            4(e) Amendments No. 8 through 14 dated June 30, August 11
                 and 31, September 29, October 31, and December 1 and 22, 1989 to the Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to
                 Exhibit 4(e) to Annual Report on Form 10-K, File No. 0-17683, filed with the Securities and Exchange Commission on March 28, 1991.

            Reports on Form 8-K

                 (None)

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer