Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1996-08-14
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
- ---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3069380
- ---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                          95207
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)







Registrant's telephone number, including area code (209) 478-0140

                                      N/A
- ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the six months ended
         June 30, 1996 and 1995  . . . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         June 30, 1996 and 1995  . . . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1996  . . . . . .      6

         Statements of cash flows for the six months
         ended June 30, 1996 and 1995  . . . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     15


Part II.  Other Information . . . . . . . . . . . . . . . . .    17

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                     June 30,  December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $79,235,647  $80,837,637
Cash and cash equivalents                           4,099,464    3,262,675
Other assets (net of accumulated amortization
 of $1,266,430 and $1,256,116, respectively)          364,430      463,630
                                                   ----------   ----------
                                                  $83,699,541  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $65,842,643  $66,361,897
Accounts payable                                    1,251,135      571,286
Accounts payable, affiliate                           195,315      197,612
Accrued interest                                      437,751      434,618
Unearned rent and tenant deposits                     542,873      518,766
                                                   ----------   ----------
                                                   68,269,717   68,084,179
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       7,840,538    8,869,479
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,288,889)  (1,267,891)
                                                   ----------   ----------
                                                   15,429,824   16,479,763
                                                   ----------   ----------
                                                  $83,699,541  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
              For the six months ended June 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 7,842,199  $ 7,521,844
 Interest                                              51,346       44,109
                                                   ----------   ----------
                                                    7,893,545    7,565,953
                                                   ----------   ----------
Expenses:
 Property operating expenses                        2,802,467    2,606,006
 Property taxes                                       535,129      514,662
 Property management fees to affiliates               233,956      223,767
 General and administrative expense                    78,747       78,896
 Interest expense                                   2,588,671    3,048,705
 Management fees to General Partners                  313,688      300,874
 Depreciation                                       1,601,990    1,813,794
                                                   ----------   ----------
                                                    8,154,648    8,586,704
                                                   ----------   ----------
Net loss                                          $  (261,103) $(1,020,751)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (5,222) $   (20,415)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (255,881) $(1,000,336)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.81) $     (3.16)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended June 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,906,708  $ 3,741,976
 Interest                                              26,364       24,724
                                                   ----------   ----------
                                                    3,933,072    3,766,700
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,467,118    1,340,107
 Property taxes                                       267,318      256,689
 Property management fees to affiliates               116,814      108,411
 General and administrative expense                    40,122       39,017
 Interest expense                                   1,294,373    1,526,758
 Management fees to General Partners                  156,268      149,410
 Depreciation                                         800,995      906,897
                                                   ----------   ----------
                                                    4,143,008    4,327,289
                                                   ----------   ----------
Net loss                                          $  (209,936) $  (560,589)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (4,199) $   (11,212)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (205,737) $  (549,377)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.65) $     (1.73)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  For the six months ended June 30, 1996
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,479,763  $ 8,869,479  $ 8,878,175  $(1,267,891)

Net loss                   (261,103)    (255,881)         -0-       (5,222)

Distributions              (788,836)    (773,060)         -0-      (15,776)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  June 30, 1996         $15,429,824  $ 7,840,538  $ 8,878,175  $(1,288,889)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 1996
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (261,103) $(1,020,751)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     1,601,990    1,813,794
   Amortization of loan fees included in
    interest expense                                   10,314      110,872
   Decrease in other assets                            88,886       92,340
   Increase in accounts payable                       288,564      237,783
   Decrease in accounts payable, affiliate             (2,297)    (698,524)
   Increase in unearned rent and tenant deposits       24,107          186
                                                   ----------   ----------
    Total adjustments                               2,011,564    1,556,451
                                                   ----------   ----------
Net cash provided by operating activities           1,750,461      535,700
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (519,254)    (405,396)
 Distributions to partners                           (394,418)         -0-
                                                   ----------   ----------
                                                     (913,672)    (405,396)
                                                   ----------   ----------
Net increase in cash and cash equivalents             836,789      130,304
Cash and cash equivalents, beginning of period      3,262,675    2,777,213
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,099,464  $ 2,907,517
                                                   ----------   ----------
                                                   ----------   ----------

              SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Accrued distributions to partners                     788,836          -0-
Increase in distribution payable                      394,418          -0-
                                                   ----------   ----------
Cash used in distribuitons to partners                394,418          -0-
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1996 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1996 may not necessarily be indicative of the results expected for the full year.

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

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Partnership's financial position as of June 30, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30, 1996    December 31, 1995
                                     -----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (26,218,378)        (24,616,388)
                                      -----------         -----------
                                     $ 79,235,647        $ 80,837,637
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $156,844       $150,437
 Special distribution                          142,969        136,562
 Administrative expense reimbursements          13,875         13,875
                                               -------        -------
                                              $313,688       $300,874
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $233,956       $223,767
                                               -------        -------
                                               -------        -------

Accruals of $39,047 and $42,142 for property management fees and $156,268 and $155,470 for General Partner fees were outstanding at June 30, 1996 and December 31, 1995, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at June 30, 1996.

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

NOTE E - SUBSEQUENT EVENTS

In August 1996, the Partnership paid second quarter cash distributions of $386,530 and $7,888, respectively, to the Unitholders and General Partners. Distributions were accrued at June 30, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,099,000 at June 30, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided net cash of $1,750,000 in the first six months of 1996, of which $399,000 reflects timing differences relating to prepaid and accrued expense items. Of the balance, $519,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $789,000 was applied towards cash distributions and $43,000 was retained. Cash provided by operating activities in the first six months of 1995 reflects the payment of $700,000 of fees incurred in prior years and is not directly comparable with cash provided by operating activities in 1996. As adjusted for the effect of the fee deferral and changes in timing differences, cash provided by operating activities improved from $904,000 in the first six months of 1995 to $1,351,000 in comparable period this year, reflecting the Properties' improved operating performance. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership resumed paying distributions for the first quarter of 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

Results of Operations

Rental revenue was $7,842,000 for the first six months of 1996, an increase of 4.3% over the same period last year. Revenue increased at seven of the eight Properties, principally because of increased effective rental rates. Revenue at Harbor Pointe was essentially unchanged from the corresponding period last year. Overall, the weighted average occupancy of the Apartment Projects was 94.3% for the first six months of 1996 compared to 93.6% for the same period last year.

Property operating expenses were $2,802,000 for the first six months of 1996 compared to $2,606,000 for the first six months of 1995. Operating expenses excluding major repairs and furnished unit expense increased $122,000 or approximately 5.2% over the first six months of 1995.
Expense categories showing the greatest increases were maintenance, up $67,000 or 9.2% reflecting the generally higher costs of operating an aging property portfolio and utilities up $21,000 or 3.8%. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) increased to $256,000 for the first six months of 1996 compared to $205,000 for the same period last year. Furnished unit expense was up $23,000 over the first six months of 1995, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $460,000, reflecting the lower interest rates now applicable on five of the Partnership mortgage loans. In addition, interest expense for the first six months of 1995 included $100,000 of loan fee amortization not charged in 1996 because the fees became fully amortized in 1995. Depreciation expense declined $212,000 because certain personal property assets became fully depreciated in 1995. Comparative second quarter 1996 and 1995 operating results generally reflect the trends discussed above for the comparative six-month periods.

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

            27   Financial Data Schedule (filed herewith)

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer