Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1996-11-14
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3069380
---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                          95207
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)







Registrant's telephone number, including area code (209) 478-0140

                                      N/A
---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                              TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1996 and 1995 . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1996 and 1995 . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1996  . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1996 and 1995 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     15


Part II.  Other Information . . . . . . . . . . . . . . . . .    17

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $78,434,652  $80,837,637
Cash and cash equivalents                           4,277,447    3,262,675
Other assets (net of accumulated amortization
 of $1,271,587 and $1,256,116, respectively)          315,559      463,630
                                                   ----------   ----------
                                                  $83,027,658  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $65,592,396  $66,361,897
Accounts payable                                    1,280,670      571,286
Accounts payable, affiliate                           199,814      197,612
Accrued interest                                      439,267      434,618
Unearned rent and tenant deposits                     541,575      518,766
                                                   ----------   ----------
                                                   68,053,722   68,084,179
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       7,393,775    8,869,479
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,298,014)  (1,267,891)
                                                   ----------   ----------
                                                   14,973,936   16,479,763
                                                   ----------   ----------
                                                  $83,027,658  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the nine months ended September 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $11,834,381  $11,382,412
 Interest                                              87,021       67,850
                                                   ----------   ----------
                                                   11,921,402   11,450,262
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,270,851    4,002,327
 Property taxes                                       760,904      800,454
 Property management fees to affiliates               353,122      322,948
 General and administrative expense                    90,032       86,460
 Interest expense                                   3,892,697    4,571,087
 Management fees to General Partners                  473,376      455,296
 Depreciation                                       2,402,985    2,720,691
                                                   ----------   ----------
                                                   12,243,967   12,959,263
                                                   ----------   ----------
Net loss                                          $  (322,565) $(1,509,001)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (6,451) $   (30,180)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (316,114) $(1,478,821)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (1.00) $     (4.67)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the three months ended September 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,992,182  $ 3,860,568
 Interest                                              35,675       23,741
                                                   ----------   ----------
                                                    4,027,857    3,884,309
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,468,384    1,396,321
 Property taxes                                       225,775      285,792
 Property management fees to affiliates               119,166       99,181
 General and administrative expense                    11,285        7,564
 Interest expense                                   1,304,026    1,522,382
 Management fees to General Partners                  159,688      154,422
 Depreciation                                         800,995      906,897
                                                   ----------   ----------
                                                    4,089,319    4,372,559
                                                   ----------   ----------
Net loss                                          $   (61,462) $  (488,250)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (1,229) $    (9,765)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $   (60,233) $  (478,485)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.19) $     (1.51)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
               For the nine months ended September 30, 1996
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,479,763  $ 8,869,479  $ 8,878,175  $(1,267,891)

Net loss                   (322,565)    (316,114)         -0-       (6,451)

Distributions            (1,183,262)  (1,159,590)         -0-      (23,672)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  September 30, 1996    $14,973,936  $ 7,393,775  $ 8,878,175  $(1,298,014)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 1996
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (322,565) $(1,509,001)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     2,402,985    2,720,691
   Amortization of loan fees included in
    interest expense                                   15,471      166,308
   Decrease in other assets                           132,600      140,607
   Increase in accrued liabilities                    319,615      321,055
   Increase (decrease) in accounts payable,
     affiliate                                          2,202     (787,823)
   Increase in unearned rent and tenant deposits       22,809       16,273
                                                   ----------   ----------
    Total adjustments                               2,895,682    2,577,111
                                                   ----------   ----------
Net cash provided by operating activities           2,573,117    1,068,110
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (769,501)    (610,353)
 Distributions to partners                           (788,844)         -0-
                                                   ----------   ----------
                                                   (1,558,345)    (610,353)
                                                   ----------   ----------
Net increase in cash and cash equivalents           1,014,772      457,757
Cash and cash equivalents, beginning of period      3,262,675    2,777,213
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,277,447  $ 3,234,970
                                                   ----------   ----------
                                                   ----------   ----------

              SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES

Accrued distributions to partners                   1,183,262          -0-
Increase in distribution payable                      394,418          -0-
                                                   ----------   ----------
Cash used in distributions to partners                788,844          -0-
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

            PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1996 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1996 may not necessarily be indicative of the results expected for the full year.

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

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Partnership's financial position as of September 30, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                 September 30, 1996    December 31, 1995
                                 ---------------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (27,019,373)        (24,616,388)
                                      -----------         -----------
                                     $ 78,434,652        $ 80,837,637
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $236,688       $227,648
 Special distribution                          182,545        173,505
 Administrative expense reimbursements          54,143         54,143
                                               -------        -------
                                              $473,376       $455,296
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $353,122       $322,948
                                               -------        -------
                                               -------        -------

Accruals of $40,126 and $42,142 for property management fees and $159,688 and $155,470 for General Partner fees were outstanding at September 30, 1996 and December 31, 1995, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at September 30, 1996.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Kahn cases, by order dated June 8, 1994, the Connelly case, by order dated June 27, 1994, the Romano case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and, except for Romano, consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The Romano case was coordinated for pretrial discovery purposes. On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Kahn) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The Connelly and Adams cases were dismissed with prejudice as to the Prudential defendants by court order filed October 25, 1996. These cases and the consolidated action remain pending against the Spanos General Partner and certain of its affiliates, however. An agreement in principle to settle the Romano action has been reached by certain of the defendants (including PSI and The Prudential but excluding the Spanos General Partner) and legal counsel for the policyholders. If accepted by the policyholders and approved by the court, the case will be dismissed with prejudice as to the settling defendants and the Spanos General Partner. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

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

NOTE E - SUBSEQUENT EVENTS

In November 1996, the Partnership paid third quarter cash distributions of $386,530 and $7,888, respectively, to the Unitholders and General Partners. Distributions were accrued at September 30, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,277,000 at September 30, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided net cash of $2,573,000 in the first nine months of 1996, of which $477,000 reflects timing differences relating to prepaid and accrued expense items. Of the balance, $770,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,183,000 was applied towards cash distributions and $143,000 was retained. Cash provided by operating activities in the first nine months of 1995 reflects the payment to the General Partners of $700,000 of fees incurred in prior years and is not directly comparable with cash provided by operating activities in 1996. As adjusted for the effect of the fee deferral and changes in timing differences, cash provided by operating activities improved from $1,378,000 in the first nine months of 1995 to $2,096,000 in comparable period this year, reflecting the Properties' improved operating performance. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership resumed paying distributions for the first quarter of 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

Results of Operations

Rental revenue was $11,834,000 for the first nine months of 1996, an increase of 4% over the same period last year. Revenue increased at each of the eight Properties, principally because of increased effective rental rates. Overall, the weighted average occupancy of the Apartment Projects was 94.4% for the first nine months of 1996 compared to 94.5% for the same period last year.

Property operating expenses were $4,271,000 for the first nine months of 1996 compared to $4,002,000 for the first nine months of 1995. Operating expenses excluding major repairs and furnished unit expense increased $220,000 or approximately 6.1% over the first nine months of 1995.
Expense categories showing the greatest increases were maintenance, up $84,000 or 9.6% reflecting the generally higher costs of operating an aging property portfolio and utilities up $36,000 or 4.3%. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) increased to $358,000 for the first nine months of 1996 compared to $325,000 for the same period last year. Furnished unit expense was up $32,000 over the first nine months of 1995, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Property taxes declined $40,000 because of lower assessed valuations at Harbor Pointe and Bernardo Crest. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $678,000, reflecting the lower interest rates now applicable on five of the Partnership mortgage loans. In addition, interest expense for the first nine months of 1995 included $150,000 of loan fee amortization not charged in 1996 because the fees became fully amortized in 1995. Depreciation expense declined $318,000 because certain personal property assets became fully depreciated in 1995. Comparative third quarter 1996 and 1995 operating results generally reflect the trends discussed above for the comparative nine-month periods.

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer