Form 10-K
period 1996-12-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1997-04-01
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                        94-3069380
--------------------------------------------------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                         95207
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code (209) 478-0140

        Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
             Title of each class              on which registered

                   None                              None
          -------------------             ----------------------


        Securities registered pursuant to Section 12(g) of the Act:

             Depository Units of Limited Partnership Interests
             -------------------------------------------------
                             (Title of class)

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

Indicate by check CK if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]


                              Page 1 of 46
                         Exhibit Index at page 39

                             TABLE OF CONTENTS

                                  Part I

Item  1. Business                                                           3
Item  2. Properties                                                         5
Item  3. Legal Proceedings                                                  7
Item  4. Submission of Matters to a Vote of Security Holders                7


                                  Part II

Item  5. Market for the Partnership's Depository Units of Limited
          Partnership Interest and Related Security Holder Matters          8
Item  6. Selected Financial Data                                           10
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item  8. Financial Statements and Supplementary Data                       14
Item  9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              32


                                Part III

Item 10. Directors and Executive Officers of the Registrant                33
Item 11. Executive Compensation                                            36
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                       36
Item 13. Certain Relationships and Related Transactions                    37


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              39

                                  PART I

Item 1.  Business

The Registrant, Prudential-Bache/A.G. Spanos Realty Partners L.P., I (the "Partnership"), is a limited partnership formed on June 3, 1988 under Delaware law. The business of the Partnership is managed and controlled by its general partners (the "General Partners"), A.G. Spanos Realty Partners, L.P. (the "Spanos General Partner") and Prudential-Bache Properties, Inc. (the "Bache General Partner"). The primary purpose of the Partnership is to acquire from affiliates of the Spanos General Partner, invest in, hold, manage, sell, dispose of, and otherwise act with respect to eight properties on which multi-family residential developments have been constructed (the "Properties"). The Partnership will continue until December 31, 2030, unless terminated earlier under the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The prospectus ("Prospectus") included with the Partnership's Registration Statement on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-22613) contains a description of the business of the Partnership in the sections entitled "Property Acquisitions," pages 59-69, and "Partnership Objectives and Policies," pages 86-89, all of which pages are incorporated herein by reference.

The Properties are subject to competition from similar apartment properties located in close proximity, including properties owned by affiliates of the Spanos General Partner. The Properties compete for a variety of tenant groups, including young professionals, retail, service and trade employees, students and retirees. Competition for tenants is principally on the basis of location, physical condition, amenities, and rental rates. The location and condition of the Properties is considered to be good to above-average. The Properties feature fairly typical amenity packages, including swimming pools, tennis courts, fitness facilities, microwave ovens and guarded entrances, and are generally able to compete adequately with other projects in their respective markets. Many areas, including Phoenix, Denver, Las Vegas, Sparks and Atlanta have seen construction of new apartment properties increase since 1992. This has led to the emergence of market segmentation between 1980's vintage properties (such as the Partnership's) and the newer generation of apartment properties completed recently. The newer properties have a competitive advantage not only because they are new, but because many are designed with larger unit sizes, have floor plans and finishes similar to those found in single family homes, and feature more extensive amenities than do the properties built in the 1980's. To date, these newer properties generally command higher rents and have competed with each other for tenants able to pay premium rents, leaving the 1980's vintage properties to compete with each other for the next tier of apartment renters. There is a risk, however, that if overbuilding in the upper segment of the market results in lower rents, the new properties with more extensive amenities could be highly competitive with the 1980's vintage apartment product.

Within the greater housing market, the apartment sector competes with single-family homes. Thus, apartment demand can be affected by the affordability of owner-occupied housing, which can increase and decrease with changes in mortgage interest rates.

The Partnership does not segregate revenues or assets by geographic regions. The Properties that accounted for more than 15% of revenue during any of the past three years are Rancho del Sol (17%), Harbor Pointe (18% to 19%) and Regency Square (15% in 1995 and 1996). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1996. The Partnership is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has no employees. The officers and employees of the Spanos General Partner and the Bache General Partner, and their affiliates, perform services for the Partnership pursuant to the Partnership Agreement.

The Partnership resumed paying Distributions in 1996. Distributions had been suspended beginning with the third quarter of 1992. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the factors affecting Distributions.

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described below in Note E to the financial statements. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Item 2.  Properties

The Partnership owned the eight Properties described below at March 1, 1997:

                                                                         Purchase
                                            Location                       Date           Mortgage Holder

Silver Springs Apartments:                  Tempe, Arizona             11/18/88      MDS Loan Services (2)
a 198-unit midrise apartment complex        (suburb of Phoenix)
located on approximately 9.28 acres.

Rancho del Sol Apartments:                  Las Vegas, Nevada          12/30/88      Great Western Bank (3)
a 376-unit garden apartment complex
located on approximately 16 acres.

Sandpebble Village Apartments:              Sparks, Nevada             12/30/88      Wells Fargo Realty (4)
a 236-unit garden apartment complex
located on approximately 11.5 acres.

Regency Square Apartments:                  Chamblee, Georgia          01/31/89      Mellon Mortgage (5)
a 276-unit garden apartment complex         (suburb of Atlanta)                      (successor to American
located on approximately 9.2 acres.                                                  Savings Bank)

Cameron Creek Apartments:                   Tempe, Arizona             03/31/89      Great Western Bank (3)
a 211-unit garden apartment complex         (suburb of Phoenix)
located on approximately 8.7 acres.

Harbor Pointe Apartments:                   Dunwoody, Georgia          06/30/89      Great Western Bank (3)
a 366-unit garden apartment complex         (suburb of Atlanta)
located on approximately 45.9 acres.

Bernardo Crest Apartments:                  San Diego, California      12/01/89      Great Western Bank (3)
a 216-unit garden apartment complex
located on approximately 16.6 acres.

Pointe West Apartments:                     Aurora, Colorado           09/30/89      Great Western Bank (6)
a 138-unit garden apartment complex         (suburb of Denver)
located on approximately 5.27 acres.


                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (7)   1996 Realty Tax Data
                       1996   1995   1994   1993   1992      1996    1995    1994    1993    1992      Amount     Rate
Silver Springs         94.1%  95.1%  95.2%  95.0%  92.5%   $7,029  $6,832  $6,183  $5,844  $5,310      $64,725    1.2959%
Rancho del Sol         94.9%  93.6%  95.7%  94.7%  93.5%   $7,099  $6,921  $6,850  $6,177  $5,989     $141,647    0.9146%
Sandpebble Village     97.4%  95.8%  96.0%  94.7%  93.2%   $7,519  $7,142  $6,875  $6,369  $6,159     $109,552    1.1272%
Regency Square         94.4%  96.2%  94.8%  94.5%  94.5%   $8,582  $8,219  $7,452  $6,991  $6,827     $222,827    1.6604%
Cameron Creek          92.8%  93.0%  94.4%  92.9%  90.4%   $7,544  $7,187  $6,816  $6,058  $5,596      $94,279    1.1815%
Harbor Pointe          92.1%  94.5%  97.2%  96.1%  95.2%   $7,951  $7,828  $7,433  $6,822  $6,465     $209,456    1.6112%
Bernardo Crest         95.2%  94.4%  91.5%  92.4%  91.0%  $10,215  $9,736  $9,167  $9,201  $9,163     $138,733    1.0234%
Pointe West            93.9%  95.7%  94.7%  95.2%  95.4%   $6,514  $6,348  $5,903  $5,463  $4,910      $53,063    1.0119%

(1) The Partnership has a 100% fee simple ownership interest in each Property subject to a first mortgage lien in favor of the indicated holder.  Each mortgage is secured only by the Property to which it relates and is without recourse to either of the General Partners or the Partnership.  (See  Note C and Schedule III to the Financial Statements.)

(2) Loan may be prepaid without charge.

(3) Loan may be prepaid upon payment of a 2% prepayment charge.  The lender may waive the prepayment charge for principal prepayments during the calendar year which do not exceed 20% of the original loan balance and for prepayments made within 90 days of a notice of installment adjustment.  The lender will also waive the prepayment charge so long as A.G. Spanos Construction, Inc. or any entity owned and controlled (with "control" defined as a
    50% beneficial interest) by A.G. Spanos Construction or by Alex G. Spanos remains liable on the loan.

(4) Loan may be prepaid upon payment of a 4.14% prepayment charge.

(5) Loan may be prepaid upon payment of prepayment charge of 1% for prepayment occuring prior to February 1, 1998.
    Thereafter, loan may be prepaid without charge.

(6) Loan may be prepaid upon payment of a 2% prepayment charge.  The lender may waive the prepayment charge for principal prepayments during the calendar year which do not exceed 20% of the original loan balance and for prepayments made within 90 days of a notice of installment adjustment.  The lender will also waive the prepayment charge so long as A.G. Spanos Construction, Inc. or any entity owned and controlled  by A.G. Spanos Construction or by Alex G. Spanos remains liable on the loan.

(7) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

                                   6

Item 3.  Legal Proceedings

This information is incorporated by reference to Note E to the financial statements in Item 8, Financial Statements and Supplementary Data.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had three limited partners as of March 3, 1997: AGS Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and two affiliates of the Spanos General Partner which are holders of Subordinated Limited Partnership Interests ("Subordinated Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 5,102 Unitholders as of March 3, 1997.

A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, Unitholders may not be able to liquidate their investments in the event of an emergency or any other reason.

The Partnership resumed paying Distributions to the Unitholders in 1996. Distributions had been suspended beginning with the third quarter of 1992. Distributions were paid approximately 45 days after the end of the specified quarter as follows:

                 Quarter Ended              Distribution

             March 31, 1996                            $1.22
             June 30, 1996                             $1.22
             September 30, 1996                        $1.22
             December 31, 1996                         $1.22

All $1,546,000 of the distributions paid to Unitholders for 1996 represents a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future distributions will be dependent upon the performance of the Partnership. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the factors affecting future Distributions.

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1996         1995         1994         1993         1992
Total revenues                       $15,930,615  $15,362,108  $14,499,788  $13,424,097  $12,909,954

Interest expense                      $5,176,971   $6,014,655   $6,381,294   $6,835,318   $6,516,313

Net loss                               ($402,122) ($1,752,058) ($2,713,210) ($3,672,977) ($3,585,433)

Net loss per Unit                         ($1.24)      ($5.42)      ($8.39)     ($11.36)     ($11.09)

Net loss per Subordinated
  Interest                                    --           --           --           --           --

Cash distributions per Unit (b)            $4.88           --           --           --       $38.00

Cash distributions per
  Subordinated Interest                       --           --           --           --       $31.22

Total assets                         $82,001,149  $84,563,942  $87,946,202  $91,804,442  $95,451,032

Mortgage loans payable               $65,322,170  $66,361,897  $67,215,017  $68,580,958  $69,231,923


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes (see Item 8).

(b) Cash distributions were paid from operating cash flow, payments received under a cash flow
    guaranty and from refinancing  proceeds .   The cash distributions did not result in taxable
    income to the Unitholders.  Each Unitholder's taxable income or loss from the Partnership is equal to his allocable share of the taxable income or loss of the Partnership, without regard to the cash generated or distributed by the Partnership.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $3,947,000 at December 31, 1996 There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,907,000 in 1996, of which $85,000 reflects timing differences related to current assets and liabilities. Of the balance, $1,040,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,578,000 was paid in cash distributions, and $204,000 was retained.
Cash provided by operating activities in 1995 reflects the payment of $795,000 of fees incurred in prior years and is not directly comparable with cash provided by operating activities in 1996. As adjusted for the effect of the fee deferral and the other timing differences related to prepaid and accrued expense items, cash provided by operating activities improved from $2,097,000 in 1995 to $2,822,000 in 1996, reflecting the Properties' improved operating performance as described below. Cash flows from financing activities reflects the resumption of distributions paid to the partners. (Fourth quarter 1996 distributions of $394,000 were paid subsequent to the balance sheet date.) Scheduled principal amortization increased in 1996, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership's long term debt, which consists of eight real estate mortgages with respect to the Properties, was $65,322,000 at December 31, 1996. This debt requires monthly installments of principal and interest of $516,000. The Properties are currently generating aggregate revenue to cover operating expenses and debt service. Five of the mortgages are fully self-amortizing. The other three require balloon payments as follows: $5,474,000 in 1998, $5,030,000 in 2000, and $7,732,000 in 2001.
The General Partners anticipate that the Properties securing the balloon payment mortgages will be sold or refinanced before the balloon payment due dates. If the Properties are not sold or refinanced beforehand, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

The interest rates on five of the mortgage loans (Rancho del Sol, Cameron Creek, Harbor Pointe, Pointe West and Bernardo Crest) adjusted downward during 1995, resulting in monthly debt service savings of $62,000. The new interest rates are fixed for five years. The debt service savings coupled with the Properties' improved operating performance during the past two years enabled the Partnership to resume paying cash distributions to the Unitholders in 1996. The Partnership had suspended distributions to the Unitholders beginning with the third quarter of 1992.

The Partnership deferred payment of $795,000 of certain fees payable to the General Partners for the period July 1, 1992 through December 31, 1993 because property income after debt service was insufficient to pay them. Operating results improved in 1994, and payment of these items resumed on a current basis. The deferrals were paid in 1995 without interest.

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described below in Note E to the financial statements. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Results of Operations

1996 Compared to 1995. Rental revenue was $15,811,000 in 1996, an increase of 3.6% from 1995. Revenue increased at all eight properties, with the increases ranging from 5.3% at Sandpebble Village to 1.6% at Harbor Pointe. Revenue increases resulted primarily from increased effective rental rates. Overall, the weighted average occupancy of the Apartment Projects was 94.3% in 1996 compared to 94.7% in 1995.

Property operating expenses were $5,716,000 in 1996 compared to $5,222,000 for 1995. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) increased to $541,000 in 1996 compared to $371,000 for 1995. Furnished unit expense was up $22,000 over 1995, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Operating expenses excluding major repairs and furnished unit expense increased $303,000 or approximately 6.4% over 1995. Expense categories showing the greatest increases were maintenance, up $177,000 or 12% reflecting the generally higher costs of operating an aging property portfolio; utilities, up $50,000 or 4.5%; and advertising, up $47,000 or 16%. Property taxes declined $51,000 because of lower assessed valuations at Harbor Pointe and Bernardo Crest. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $838,000, reflecting the lower interest rates now applicable on five of the Partnership mortgage loans. In addition, interest expense in 1995 included $201,000 of loan fee amortization not charged in 1996 because the fees became fully amortized in 1995. Depreciation expense declined $424,000 because certain personal property assets became fully depreciated in 1995.

1995 Compared to 1994. Rental revenue was $15,269,000 in 1995, an increase of 5.8% from 1994. Revenue increased at all eight properties, with the increases ranging from 10% at Silver Springs and Regency Square to only 1% at Rancho del Sol, which was impacted by the number of new apartment completions in the Las Vegas market last year. Revenue increases resulted primarily from increased effective rental rates. Revenue at Bernardo Crest, which had been flat for the prior three years reflecting the weak economic conditions in San Diego, posted a 6% increase
over 1994.   Overall, the weighted average occupancy of the Apartment
Projects was 94.7% in 1995 compared to 95.2% in 1994.

Property operating expenses were $5,222,000 in 1995 compared to $5,044,000 for 1994. Major repairs declined to $371,000 in 1995 compared to $671,000 for 1994. Furnished unit expense was up $42,000 over 1994, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Operating expenses excluding major repairs and furnished unit expense increased $436,000 or approximately 10% over 1994. Expense categories showing the greatest increases were maintenance, up $247,000 or 20% reflecting the generally higher costs of operating an aging property portfolio; payroll, up $89,000 or 8% reflecting higher compensation and fringe benefit costs; and insurance, up $35,000 or 25% reflecting a trend toward higher property insurance costs. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined to $6,015,000 from $6,381,000 in 1994 as a result of the restructuring of the Regency Square mortgage loan and the scheduled adjustment to the interest rates on five of the mortgage loans.

Item 8.   Financial Statements and Supplementary Data              Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1996 and 1995                        16

Statements of operations for the years ended
  December 31, 1996, 1995 and 1994                                  17

Statements of changes in partners' equity (deficit)
  for the years ended December 31, 1996, 1995 and 1994              18

Statements of cash flows for the years ended
  December 31, 1996, 1995 and 1994                                  19

Notes to financial statements                                    20-31

Schedule to financial statements                                    45

INDEPENDENT AUDITORS' REPORT


General and Limited Partners
Prudential-Bache/A.G. Spanos
Realty Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Realty Partners L.P., I (a limited partnership) (the "Partnership") as of December 3 1, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of the Partnership listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Realty Partners L.P., I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
February 21, 1997

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS

                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $77,633,657  $80,837,637
Cash and cash equivalents                           3,946,802    3,262,675
Other assets (net of accumulated amortization
 of $1,276,744 and $1,256,116, respectively)          420,690      463,630
                                                   ----------   ----------
                                                  $82,001,149  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $65,322,170  $66,361,897
Accounts payable                                      603,086      571,286
Accounts payable, affiliate                           200,389      197,612
Distributions payable                                 394,418          -0-
Accrued interest                                      428,040      434,618
Unearned rent and tenant deposits                     553,085      518,766
                                                   ----------   ----------
                                                   67,501,188   68,084,179
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       6,929,279    8,869,479
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,307,493)  (1,267,891)
                                                   ----------   ----------
                                                   14,499,961   16,479,763
                                                   ----------   ----------
                                                  $82,001,149  $84,563,942
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the years ended December 31, 1996, 1995 and 1994

                                                      1996         1995         1994
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $15,811,247  $15,269,148  $14,432,479
 Interest                                             119,368       92,960       67,309
                                                   ----------   ----------   ----------
                                                   15,930,615   15,362,108   14,499,788
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        5,716,463    5,221,536    5,044,387
 Property taxes                                     1,033,812    1,084,608    1,024,012
 Property management fees to affiliates               474,158      458,074      432,974
 General and administrative expense                    94,903       96,939      102,511
 Interest expense                                   5,176,971    6,014,655    6,381,294
 Management fees to General Partners                  632,450      610,766      577,300
 Depreciation                                       3,203,980    3,627,588    3,650,520
                                                   ----------   ----------   ----------
                                                   16,332,737   17,114,166   17,212,998
                                                   ----------   ----------   ----------
Net loss                                          $  (402,122) $(1,752,058) $(2,713,210)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net loss allocated to General Partners            $    (8,042) $   (35,041) $   (54,264)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Limited Partners            $  (394,080) $(1,717,017) $(2,658,946)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-  $       -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (1.24) $     (5.42) $     (8.39)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
           For the years ended December 31, 1996, 1995 and 1994

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1993     $20,916,832  $13,245,442  $ 8,849,976  $(1,178,586)

Capital contributions
 for subordinated
 interests under
 cash flow guaranty          28,199          -0-       28,199          -0-

Net loss                 (2,713,210)  (2,658,946)         -0-      (54,264)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1994      18,231,821   10,586,496    8,878,175   (1,232,850)

Net loss                 (1,752,058)  (1,717,017)         -0-      (35,041)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995      16,479,763    8,869,479    8,878,175   (1,267,891)

Net loss                   (402,122)    (394,080)         -0-       (8,042)

Distributions            (1,577,680)  (1,546,120)         -0-      (31,560)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,499,961  $ 6,929,279  $ 8,878,175  $(1,307,493)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1996, 1995 and 1994

                                                      1996         1995         1995
                                                   ----------   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (402,122) $(1,752,058) $(2,713,210)
                                                   ----------   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     3,203,980    3,627,588    3,650,520
   Amortization of loan fees included in
    interest expense                                   20,628      221,744      220,524
   Decrease (increase) in other assets                 22,312       18,390      (20,375)
   Increase in accounts payable                        31,800       37,400       51,856
   Increase (decrease) in accounts payable,
     affiliate                                          2,777     (783,498)     150,728
    Decrease in accrued interest                       (6,578)     (57,123)     (50,189)
   Increase in unearned rent and tenant deposits       34,319       26,139       40,317
                                                   ----------   ----------   ----------
    Total adjustments                               3,309,238    3,090,640    4,043,381
                                                   ----------   ----------   ----------
Net cash provided by operating activities           2,907,116    1,338,582    1,330,171
                                                   ----------   ----------   ----------

Cash flows from financing activities:
 Payments under cash flow guaranty contribution           -0-          -0-       28,199
 Mortgage loan principal amortization              (1,039,727)    (853,120)    (732,751)
 Other mortgage loan repayments                           -0-          -0-     (633,190)
 Distributions to partners                         (1,183,262)         -0-          -0-
                                                   ----------   ----------   ----------
                                                   (2,222,989)    (853,120)  (1,337,742)
                                                   ----------   ----------   ----------
Net increase in cash and cash equivalents             684,127      485,462       (7,571)
Cash and cash equivalents, beginning of period      3,262,675    2,777,213    2,784,784
                                                   ----------   ----------   ----------
Cash and cash equivalents, end of period          $ 3,946,802  $ 3,262,675  $ 2,777,213
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

                       PRUDENTIAL-BACHE/A. G. SPANOS
                          REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
               Years Ended December 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Prudential-Bache/A.G. Spanos Realty Partners L.P., I (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring and operating eight specified apartment properties (the "Properties"). The General Partners of the Partnership are Prudential-Bache Properties, Inc. (the "Bache General Partner") and A.G. Spanos Realty Partners, L.P., (the "Spanos General Partner"). The Partnership will continue until December 31, 2030, unless previously terminated in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

The Partnership sold 316,828 depository units of limited partnership interest ("Units") between October 1988 and December 1989 for aggregate capital contributions (net of certain volume selling commission discounts) of $79,194,827. The Partnership has also issued non-voting Subordinated Limited Partnership Interests ("Subordinated Interests") to affiliates of the Spanos General Partner in consideration for capital contributions and payments under a cash flow guaranty.

Financial Statement Preparation

The Partnership has a fiscal year ending December 31. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. Certain reclassifications have been made to prior year amounts in order to be in conformity with the current year presentation.

Accounting Estimates

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (see Note E) at the date of the financial statements and the reported amounts of revenues and expenses from the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of money market funds containing money market instruments with an original maturity date of 90 days or less whose cost approximates market value.

Property

Property, which includes land, buildings and equipment, is carried at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions on an undiscounted basis. Depreciated cost is reduced by certain payments received under the cash flow guaranty (see Note D). Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from 7 to 27.5 years.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted by the Partnership as of January 1, 1996 for its financial statements for the year ended December 31, 1996. Under SFAS No.121, impairment for properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. For properties that are held for sale, SFAS No. 121 states that they should be reported at the lower of carrying amount or estimated fair value less cost to sell. The implementation of SFAS No. 121 did not affect the Partnership's results of operations or financial position for the year ended December 31, 1996.

Prior to 1996, property investments were carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. A provision for loss on impairment of assets would be recorded when the property carrying amounts exceeded the amounts estimated to be recoverable through future cash flows from property operations (before debt service) and disposition proceeds on an undiscounted basis.

Other Assets

Other assets include loan fees with a net book value of $287,144 and $307,772 at December 31, 1996 and 1995, respectively. Such loan fees are generally amortized to interest expense over the life of the related loans.

Income Taxes

No provision has been made for federal or state income taxes (or benefits) since such items are the responsibility of the partners. A reconciliation of the net loss in the financial statements to the net taxable loss is set forth below:

                                            1996         1995         1994

Net loss per financial statements        $ (402,122) $(1,752,058) $(2,713,210)
Financial statement depreciation
 in excess of tax depreciation              175,997      269,972      263,261
Cancellation of debt recognized as
 income for tax purposes, net of
 interest expense adjustment                    -0-          -0-      264,176
Loan fee amortization and interest
 expense adjustment                             -0-      (10,051)         -0-
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                     148          618       28,479
                                         ----------   ----------   ----------
Net taxable loss                        $   (25,977) $(1,491,519) $(2,157,294)
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

The book and tax bases of partners' equity differ by the cumulative effect of the book to tax income adjustments.

Allocations and Distributions

Pursuant to the Partnership Agreement, operating income, losses and cash distributions are generally allocated 98% to the Unitholders and 2% to the General Partners. Taxable income and losses are allocated in the same manner. Cash distributions resulting from sales or refinancings of the Properties are generally allocable as follows: First, 98% to the limited partners and 2% to the General Partners until (i) the aggregate of all such distributions equals the limited partners' aggregate capital contributions and (ii) the aggregate of all other cash distributions (including operating cash distributions, but excluding distributions in repayment of capital contributions) equals the limited partners' 10% per annum cumulative noncompounded return on their adjusted capital contributions (the "First Level Sale or Refinance Distributions"). Thereafter, cash distributions resulting from a sale or refinancing are generally allocable 85% to the Unitholders and 15% to the General Partners

(the "Second Level Sale or Refinance Distributions"). Income from sales of the Properties is generally allocable in the same manner as cash distributions resulting from such sales, after taking into account the depreciation expense with respect to the Properties sold.

The Subordinated Interests entitle the holders to receive First Level Sale or Refinance Distributions (and corresponding allocations of income on sales), but no allocations of operating income, losses or cash distributions and no allocations of Second Level Sale or Refinance Distributions.

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. In February 1997, the Partnership paid fourth quarter 1996 distributions of $394,418 which were accrued at December 31, 1996. No distributions were paid in 1995 or 1994.

Revenue Recognition

Rental income is accrued as rents are due.

Fair Value of Financial Instruments

SFAS 107, "Disclosures about Fair Value of Financial instruments," requires the determination of fair value for certain of the Partnership's assets and liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Cash and Cash Equivalents - The carrying amount approximates fair value based on the liquidity of the assets.

Mortgage Loans Payable (see Note C) - The carrying value approximates fair value based on interest rates available to the Partnership on debt instruments with similar terms.

NOTE B - PROPERTY

Property is comprised of the following at December 31, 1996 and 1995:

                                           1996            1995

Apartment buildings                    $  83,030,825  $  83,030,825
Equipment                                  4,369,974      4,369,974
Land                                      18,053,226     18,053,226
                                         -----------    -----------
                                         105,454,025    105,454,025
Less: Accumulated depreciation           (27,820,368)   (24,616,388)
                                         -----------    -----------
                                       $  77,633,657  $  80,837,637
                                         -----------    -----------
                                         -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months.


NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity      Payment     Due During    Balloon
as Collateral                 at 12/31/96   at 12/31/95   Rate        Date          Terms       1997          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Silver Springs Village
 Tempe, Arizona                 5,500,487     5,592,637        6.50%  12/01/00         38,006       102,052     5,030,000

Rancho del Sol
 Las Vegas, Nevada             11,325,219    11,505,293        8.11%  10/01/19         92,172       195,235           N/A

Sandpebble Village
 Sparks, Nevada                 5,650,644     5,763,581        8.28%  06/01/98         48,828       122,651     5,474,000

Regency Square
 Chamblee, Georgia              8,321,802     8,447,528        8.00%  02/01/01         61,269        88,016     7,732,000

Cameron Creek
 Tempe, Arizona                 6,530,719     6,626,568        8.11%  10/01/19         52,480       103,919           N/A

Harbor Pointe
 Dunwoody, Georgia             13,150,748    13,354,526        7.75%  10/01/19        102,635       220,144           N/A

Pointe West
 Aurora, Colorado               3,138,599     3,208,553        7.61%  03/01/16         25,971        75,394           N/A

Bernardo Crest
 San Diego, California         11,703,952    11,863,211        8.12%  08/01/19         94,221       188,899           N/A
                              -----------   -----------                              --------   -----------
                               65,322,170    66,361,897                               515,582     1,096,310
                              -----------   -----------                              --------   -----------
                              -----------   -----------                              --------   -----------

Interest paid in 1996, 1995 and 1994 was $5,150,209, $5,850,034 and
$6,199,864, respectively.

In February 1994, the Partnership completed a restructuring of the Regency Square mortgage loan pursuant to which the lender wrote down $296,398 of the outstanding principal in exchange for a $633,190 principal payment by the Partnership. No gain or loss was recognized on the debt restructuring; the discount is accounted for as a reduction of interest expense over the new loan term.

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2001 and thereafter are as follows:

             1997                                 $  1,096,310
             1998                                    6,584,646
             1999                                    1,146,784
             2000                                    6,266,309
             2001                                    8,999,824
             Thereafter                             41,228,297
                                                    ----------
                                                   $65,322,170
                                                    ----------
                                                    ----------

NOTE D - RELATED PARTY TRANSACTIONS

The Partnership acquired the Properties from affiliates of the Spanos General Partner (the "Sellers"). Under the terms of the acquisitions, the Sellers guaranteed that if the Properties as a group did not meet certain annual net cash flow levels between their acquisition dates and June 30, 1992, then the Sellers would make up any deficiency by periodic cash payments ("Support Payments") to the Partnership. The first $4,500,000 of Support Payments were non-refundable, and the Partnership accounted for them as a reduction of the purchase price of the Properties. The Partnership issued Subordinated Interests in exchange for Support Payments in excess of that amount; however, the Subordinated Interests were cancelable by the Partnership to the extent that the aggregate net cash flow from any of the Properties (treated individually and not collectively) was negative during the guaranty period. The cancellations were also accounted for as a reduction of the purchase price of the Properties.

Support Payments of $11,083,798 accrued to the Partnership based upon the operating results of the Properties from inception of the Partnership through the conclusion of the guaranty. The Partnership issued 26,335 Subordinated Interests (at $250 each) to a Seller in exchange for $6,583,798 of Support Payments in excess of the $4,500,000 non-refundable amount. The Silver Springs property had aggregate negative net cash flow of $537,220; accordingly, the Partnership canceled 2,149 Subordinated Interests.

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totalled $474,158, $458,074 and $432,974 in 1996, 1995 and 1994, respectively. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,301,000, $1,262,000 and $1,193,000 in 1996, 1995 and 1994, respectively. Accruals of $41,315 and $42,142 for property management fees and $104,347 and $107,861 for salary expense reimbursements were outstanding at December 31, 1996 and 1995, respectively.

Under the Partnership Agreement, the Spanos General Partner is entitled to a supervisory management fee and the Bache General Partner is entitled to a special distribution. The fee and distribution are each equal to two percent of the revenues from the Properties. The special distribution is reduced to the extent of reimbursements to the Bache General Partner for certain expenses incurred in the administration of the Partnership. Amounts accrued during the past three years were as follows.

                                              1996       1995     1994

Supervisory management fee                  $316,225  $305,383  $288,650
Special distribution                         260,697   249,855   233,122
Administrative expense reimbursements         55,528    55,528    55,528
                                             -------   -------   -------
                                            $632,450  $610,766  $577,300
                                             -------   -------   -------
                                             -------   -------   -------
Accruals of $159,074 and $155,470 for management fees payable to the General Partners were outstanding at December 31, 1996 and 1995, respectively.

The General Partners deferred payment of a total of $795,432 of supervisory management fees, special distributions and administrative expense reimbursements accrued for the period July 1, 1992 through December 31, 1993. The deferrals were paid in 1995 without interest.

The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at December 31, 1996.

NOTE E - CONTINGENCIES

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

On or about May 11, 1994 a policyholder derivative action and putative class action, captioned Romano et al. v. The Prudential Insurance Company of America et at. (94 Civ.3527), was filed in the United States District Court for the Southern District of New York, purportedly on behalf of policyholders of The Prudential Insurance Company of America ("The Prudential") against The Prudential and PSI as nominal defendants and against certain officers of The Prudential and its affiliates, including the present and former chief executive officers of PSI, and present and former members of The Prudential's board of directors, the Spanos General Partner and certain of its affiliates as defendants. In substance the suit alleged that the wrongful acts of the defendants (essentially the same conspiracy regarding the sales of limited partnership interests alleged in the consolidated complaint discussed below) have resulted in substantial losses to PSI as a consequence of fines and litigation settlements. Because PSI is a wholly owned subsidiary of The Prudential, its losses allegedly diminished the value of plaintiffs' interests in The Prudential as policyholders. The complaint contains counts based upon RICO, intentional and negligent misrepresentation, and unjust enrichment. Plaintiffs sought unspecified compensatory, general, consequential, incidental and punitive damages as well as interest, costs and attorneys' fees. A motion to dismiss the case was filed January 20, 1995 on behalf of The Prudential and the outside directors. On October 2, 1996, The Prudential and PSI entered into a stipulation of settlement with legal counsel representing plaintiffs. By order dated October 16, 1996 the court certified a settlement class, preliminarily approved the class and derivative action settlement agreement and notice, scheduled a hearing on the fairness and adequacy of the settlement and on the application for awards of attorneys' fees and disbursements. Following a hearing on December 4, 1996 the court approved the settlement as being fair, reasonable and adequate and by order dated December 18, 1996, dismissed the case with prejudice as to all the settling defendants.

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

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described above. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not have directors or executive officers. The Partnership is managed by the General Partners, which have formed, and may continue to form, other real estate investment entities with investment policies similar to those of the Partnership and which may compete with the Partnership for management services. The Spanos General Partner is a California limited partnership whose general partners are AGS Financial Corporation and A.G. Spanos Realty Capital, Inc. AGS Financial Corporation is the managing general partner of the Spanos General Partner. The directors and executive officers of AGS Financial Corporation and the Bache General Partner who perform services for the Partnership are listed below, together with a brief description of their experience. All have indefinite terms.

AGS Financial Corporation is owned by Dean A. Spanos, Barry L. Ruhl, Michael A. Spanos, Dea Spanos and a Spanos family trust. Dean A. Spanos, Michael A. Spanos and Dea Spanos are children of Alex G. Spanos, Chairman of the Board of AGS Financial Corporation. Barry L. Ruhl is a son-in-law of Alex G. Spanos. There are no other family relationships among the directors and executive officers of AGS Financial Corporation or the Bache General Partner.

The General Partners and their directors and executive officers, and any persons holding more than ten percent of the Partnership's Units are required to report their initial ownership of such units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and greater than ten percent Unitholders are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making the disclosures, the Partnership has relied solely on written representations of the General Partners' directors and executive officers and greater than ten percent Unitholders or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

                         AGS FINANCIAL CORPORATION
             Name                                       Position

        Alex G. Spanos                          Chairman of the Board

        Dean A. Spanos                     Vice Chairman and Director

        Barry L. Ruhl                                        Director

        Michael A. Spanos                                    Director

        Arthur J. Cole                         President and Director

        Jeremiah T. Murphy               Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 73 has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 50,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 46, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 37, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 45, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 42, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 52, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

                     PRUDENTIAL-BACHE PROPERTIES, INC.

        Name                                                 Position

        Thomas F. Lynch, III               President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

        Barbara J. Brooks                Vice President - Finance and
                                              Chief Financial Officer

        Eugene D. Burak                                Vice President

        Chester A. Piskorowski                  Senior Vice President

        Frank W. Giordano                                    Director

        Nathalie P. Maio                                     Director

THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 51, is a Vice President of the Bache General Partner. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 54, is a Director of the Bache General Partner. He is a Senior Vice President of PSI and Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 46, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.


Item 11.  Executive Compensation

The Partnership is not required to and did not pay remuneration to the officers and directors of the General Partners. Certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the General Partners believe that any compensation attributable to services performed for the Partnership is immaterial. See Item 13, "Certain Relationships and Related Transactions," for a discussion of compensation and fees to which the General Partners and their affiliates are entitled.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

No Unitholder is known by the Partnership to own beneficially more than 5% of the outstanding Units. The percentage of outstanding Units held by all directors and officers of the General Partners is less than 1%.

The Partnership has issued 48,513 Subordinated Interests (of which 46,364 remain outstanding at March 3, 1997) to affiliates of the Spanos General Partner, all of which Subordinated Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 3, 1997, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc. as follows:

                                  AGS Financial         A.G. Spanos
                                   Corporation          Realty, Inc.
Name                          Shares  % of Class  Shares % of Class

Alex G. Spanos                       -0-        -0-        20       100%
Dean A. Spanos                      1,000       10%
Barry L. Ruhl                       1,000       10%
Michael A. Spanos                   1,000       10%
All directors and officers
as a group (8 persons)              9,000(1)    90%        20       100%

(1) These amounts include shares beneficially owned by virtue of certain beneficial interests in a Spanos family trust which owns 6,000 shares (60%) of the shares of AGS Financial Corporation.


Item 13.  Certain Relationships and Related Transactions

The General Partners and their affiliates are permitted to engage in transactions with the Partnership as described in the Partnership
Agreement.

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1996, earned or received compensation or payments for services from the Partnership as follows.

                     Capacity in            Form of          Cash
    Recipient        Which Served         Compensation     Compensation

Spanos General    General Partner      Supervisory                 $316,225
  Partner                               Management Fee(1)

Bache General     General Partner      Special                      260,697
  Partner                                Distribution(2)

A.G. Spanos       Property Manager      Property                    474,158
  Management Inc.                       Management Fees(3)

General Partners  General Partners   Cash from Operations(4)         31,560

Bache General     General Partner           Expense                  55,528
  Partner                                Reimbursements

(1) Supervisory Property Management Fee for supervising the management of the Properties equal to 2% of gross receipts from the Properties.

(2) Special Distribution for services in managing and administering the Partnership equal to 2% of gross receipts from the Properties, reduced to the extent of reimbursements, if any, for certain expenses incurred in the administration of the Partnership.

(3) Property Management Fees for property management services equal to 3% of gross receipts from the Properties.

(4) Cash from Operations equal to 2% of Adjusted Cash from Operations remaining after payment of the Special Distribution.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)Financial Statement Schedule:

          III.Real Estate and Accumulated Depreciation, page __.

          All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.


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

           27   Financial Data Schedule (filed herewith)

   (b)   Reports on Form 8-K:

       There were no reports on Form 8-K filed during the last quarter of the period covered by this Report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Thomas F. Lynch, III                     Date: March 31, 1997
        ---------------------------------------
        Thomas F. Lynch, III
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Thomas F. Lynch, III                     Date: March 31, 1997
        ---------------------------------------
        Thomas F. Lynch, III
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: March 31, 1997
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: March 31, 1997
        ---------------------------------------
       Nathalie P. Maio
       Director

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Realty Partners, L.P.
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: March 31, 1997
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty Capital, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: March 31, 1997
                -------------------------------
                Arthur J. Cole
                Vice President

AGS DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: March 31, 1997
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Realty Partners, L.P.
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  March 31, 1997
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  March 31, 1997
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  March 31, 1997
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty Capital, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  March 31, 1997
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  March 31, 1997
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

AGS Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Director

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 5
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Silver Springs Village   1,842,000  6,977,200      -0-     -0-   1,417,226  6,380,215   7,797,441  2,194,957     1985     11/18/88
Tempe, Arizona

Rancho del Sol           3,019,000 17,919,645      -0-     -0-   2,358,000 18,007,683  20,365,683  5,899,767     1988     12/30/88
Las Vegas, Nevada

Sandpebble Village       1,409,000  8,615,000      -0-     -0-   1,055,000  8,418,056   9,473,056  2,766,059     1983     12/30/88
Sparks, Nevada

Regency Square           2,623,000 12,776,000      -0-     -0-   2,115,000 12,730,384  14,845,384  4,138,185     1988     01/31/89
Chamblee, Georgia

Cameron Creek            1,950,000  8,270,400      -0-     -0-   1,601,000  8,195,184   9,796,184  2,617,815     1988     03/31/89
Tempe, Arizona

Harbor Pointe            3,845,000 16,896,000      -0-     -0-   3,147,000 16,777,942  19,924,942  5,212,537     1988     06/30/89
Dunwoody, Georgia

Bernardo Crest           6,337,000 12,901,000      -0-     -0-   5,670,000 12,808,626  18,478,626  3,756,593     1988     12/04/89
San Diego, California

Pointe West                885,000  4,226,000      -0-     -0-     690,000  4,082,709   4,772,709  1,234,455     1985     09/29/89
Aurora, Colorado
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        21,910,000 88,581,245      -0-     -0-  18,053,226 87,400,799 105,454,025 27,820,368
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        ---------- ----------  --------------------------- ----------  ---------- ----------

See notes.

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                        ( A Limited Partnership)

                          NOTES TO SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1 - See description of mortgage notes payable in note C of the Notes to Financial Statements. Depreciable property is depreciated over useful lives of 7 to 27.5 years.

Note 2 - Reconciliation of real
 estate:                              1996         1995         1994

Balance at beginning of period    $105,454,025 $105,454,025 $105,454,025

Deductions during period:
 Payments received under cash
 flow guaranty adjustment                  -0-          -0-          -0-
                                  ------------ ------------ ------------
Balance at close of period         105,454,025  105,454,025  105,454,025
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

The sellers guaranteed that if the Properties do not meet certain targeted net cash flow levels between their acquisition dates and June 30, 1992, then the sellers would make payments necessary to meet those targets. Nonrefundable payments of $4,500,000 received under the guaranty are accounted for as an adjustment to the purchase prices of
the Properties.   Payments totalling $537,220 received under the cash
flow guaranty contribution are also accounted for as an adjustment to the purchase price of the Properties. Amounts shown as initial cost to Partnership on the accompanying schedule do not reflect such cash flow guaranty adjustments.


Note 3 - The aggregate cost of real estate for federal income tax purposes is $105,454,025.

Note 4 - The Partnership acquired the Properties from affiliates of the Spanos General Partner. The |amount of affiliate profit included in the amounts in column E is approximately $14,004,000.

Note 5 - Reconciliation of            1996         1995         1994
 accumulated depreciation:
                                    24,616,388   20,988,800   17,338,280
Balance at beginning of period
Additions during period:             3,203,980    3,627,588    3,650,520
 Depreciation                     ------------ ------------ ------------
                                    27,820,368   24,616,388   20,988,800
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------