Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1997-05-15
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3069380
---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, B-9, Stockton, CA                                95207
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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1997 and 1996 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1997 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1997 and 1996 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     12


Part II.  Other Information . . . . . . . . . . . . . . . . .    13

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $76,877,447  $77,633,657
Cash and cash equivalents                           4,300,568    3,946,802
Other assets (net of accumulated amortization
 of $1,281,901 and $1,276,744, respectively)          434,614      420,690
                                                   ----------   ----------
                                                  $81,612,629  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $65,046,212  $65,322,170
Accounts payable                                      796,264      603,086
Accounts payable, affiliate                           200,138      200,389
Accrued distributions                                 394,418      394,418
Accrued interest                                      429,489      428,040
Unearned rent and tenant deposits                     549,463      553,085
                                                   ----------   ----------
                                                   67,415,984   67,501,188
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       6,632,029    6,929,279
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,313,559)  (1,307,493)
                                                   ----------   ----------
                                                   14,196,645   14,499,961
                                                   ----------   ----------
                                                  $81,612,629  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,003,273  $ 3,935,491
 Interest                                              32,021       24,982
                                                   ----------   ----------
                                                    4,035,294    3,960,473
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,327,288    1,335,349
 Property taxes                                       264,749      267,811
 Property management fees to affiliates               119,817      117,142
 General and administrative expense                    37,230       38,625
 Interest expense                                   1,278,768    1,294,298
 Management fees to General Partners                  160,130      157,420
 Depreciation                                         756,210      800,995
                                                   ----------   ----------
                                                    3,944,192    4,011,640
                                                   ----------   ----------
Net income (loss)                                 $    91,102  $   (51,167)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $     1,822  $    (1,023)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $    89,280  $   (50,144)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited partnership
 interest                                         $      0.28  $     (0.16)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  For the three months ended March 31, 1997
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,499,961  $ 6,929,279  $ 8,878,175  $(1,307,493)

Net income                   91,102       89,280          -0-        1,822

Distributions              (394,418)    (386,530)         -0-       (7,888)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1997        $14,196,645  $ 6,632,029  $ 8,878,175  $(1,313,559)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $    91,102  $   (51,167)
                                                   ----------   ----------
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                       756,210      800,995
   Amortization of loan fees included in
    interest expense                                    5,157        5,157
   Change in other assets                             (19,081)     (18,779)
   Change in accrued liabilities                      194,627      209,414
   Change in accounts payable, affiliate                 (251)      (1,217)
   Change in unearned rent and tenant deposits         (3,622)      (1,457)
                                                   ----------   ----------
    Total adjustments                                 933,040      994,113
                                                   ----------   ----------
Net cash provided by operating activities           1,024,142      942,946
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (275,958)    (259,557)
 Distributions to partners                           (394,418)         -0-
                                                   ----------   ----------
Net cash used in financing activities                (670,376)    (259,557)
                                                   ----------   ----------
Net increase in cash and cash equivalents             353,766      683,389
Cash and cash equivalents, beginning of period      3,946,802    3,262,675
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,300,568  $ 3,946,064
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1997 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1997 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31,1997     December 31, 1996
                                     -----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (28,576,578)        (27,820,368)
                                       -----------         -----------
                                      $ 76,877,447        $ 77,633,657
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 80,065       $ 78,710
 Special distribution                           66,230         64,875
 Administrative expense reimbursements          13,835         13,835
                                               -------        -------
                                              $160,130       $157,420
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $119,817       $117,142
                                               -------        -------
                                               -------        -------

Accruals of $40,008 and $41,315 for property management fees and $160,130 and $159,074 for General Partner fees were outstanding at March 31, 1997 and December 31, 1996, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at March 31, 1997.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Kahn cases, by order dated June 8, 1994, the Connelly case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third- party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Kahn) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The consolidated action remains pending against the Spanos General Partner and certain of its affiliates. Although the order approving the partial settlement agreement dismissed the consolidated complaint on the merits and with prejudice as against the PSI settling defendants, it expressly continued the action against all nonsettling defendants, including the Spanos General Partner, and preserved all claims against them. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

On or about April 15, 1994 a multiparty petition entitled Schreiber, et al.
v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. Most of the plaintiffs have released their claims against the defendants in exchange for monetary payments by PSI. It is expected that the remaining claims will be resolved by PSI at no cost to the Partnership. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

NOTE E - SUBSEQUENT EVENT

The Partnership paid accrued first quarter cash distributions of $386,530 to the Unitholders and $7,888 to the General Partners in May 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,301,000 at March 31, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,024,000 in the first quarter of 1997, of which $172,000 reflects timing differences related to current assets and liabilities. Of the balance, $276,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $394,000 was paid in cash distributions, and $182,000 was retained.

The Partnership resumed paying distributions in May 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Rental revenue was $4,003,000 for the first three months of 1997, an increase of 1.7% over the same period last year, primarily due to increased effective rental rates. Average occupancy was 94.5% for the first three months of 1997 compared to 94.8% for the same period last year.

Property operating expenses were $1,327,000 for the first three months of 1997, virtually unchanged from the comparable period last year. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Depreciation expense declined $45,000 because certain personal property assets became fully depreciated in 1996.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

(None)

Item 5.  Other Information

Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. Effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer