Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1997-08-18
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the six months ended
         June 30, 1997 and 1996  . . . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         June 30, 1997 and 1996  . . . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1997  . . . . . .      6

         Statements of cash flows for the six months
         ended June 30, 1997 and 1996  . . . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     13


Part II.  Other Information . . . . . . . . . . . . . . . . .    14

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    June 30,   December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $76,121,237  $77,633,657
Cash and cash equivalents                           4,400,208    3,946,802
Other assets (net of accumulated amortization
 of $1,287,058 and $1,276,744, respectively)          403,552      420,690
                                                   ----------   ----------
                                                  $80,924,997  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $64,764,607  $65,322,170
Accounts payable                                      832,697      603,086
Accounts payable, affiliate                           198,619      200,389
Accrued distributions                                 394,418      394,418
Accrued interest                                      430,901      428,040
Unearned rent and tenant deposits                     629,421      553,085
                                                   ----------   ----------
                                                   67,250,663   67,501,188
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       6,120,164    6,929,279
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,324,005)  (1,307,493)
                                                   ----------   ----------
                                                   13,674,334   14,499,961
                                                   ----------   ----------
                                                  $80,924,997  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 7,968,057  $ 7,842,199
 Interest                                              64,408       51,346
                                                   ----------   ----------
                                                    8,032,465    7,893,545
                                                   ----------   ----------
Expenses:
 Property operating expenses                        2,793,759    2,802,467
 Property taxes                                       576,882      535,129
 Property management fees to affiliates               239,109      233,956
 General and administrative expense                    76,242       78,747
 Interest expense                                   2,552,122    2,588,671
 Management fees to General Partners                  318,722      313,688
 Depreciation                                       1,512,420    1,601,990
                                                   ----------   ----------
                                                    8,069,256    8,154,648
                                                   ----------   ----------
Net loss                                          $   (36,791) $  (261,103)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $      (736) $    (5,222)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $   (36,055) $  (255,881)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.11) $     (0.81)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,964,784  $ 3,906,708
 Interest                                              32,387       26,364
                                                   ----------   ----------
                                                    3,997,171    3,933,072
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,466,471    1,467,118
 Property taxes                                       312,133      267,318
 Property management fees to affiliates               119,292      116,814
 General and administrative expense                    39,012       40,122
 Interest expense                                   1,273,354    1,294,373
 Management fees to General Partners                  158,592      156,268
 Depreciation                                         756,210      800,995
                                                   ----------   ----------
                                                    4,125,064    4,143,008
                                                   ----------   ----------
Net loss                                          $  (127,893) $  (209,936)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (2,558) $    (4,199)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (125,335) $  (205,737)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.40) $     (0.65)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                     For the six months ended June 30, 1997
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,499,961  $ 6,929,279  $ 8,878,175  $(1,307,493)

Net loss                    (36,791)     (36,055)         -0-         (736)

Distributions              (788,836)    (773,060)         -0-      (15,776)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  June 30, 1997         $13,674,334  $ 6,120,164  $ 8,878,175  $(1,324,005)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $   (36,791) $  (261,103)
                                                   ----------   ----------
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                     1,512,420    1,601,990
   Amortization of loan fees included in
    interest expense                                   10,314       10,314
   Change in other assets                               6,824       88,886
   Change in accrued liabilities                      232,472      288,564
   Change in accounts payable, affiliate               (1,770)      (2,297)
   Change in unearned rent and tenant deposits         76,336       24,107
                                                   ----------   ----------
    Total adjustments                               1,836,596    2,011,564
                                                   ----------   ----------
Net cash provided by operating activities           1,799,805    1,750,461
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (557,563)    (519,254)
 Distributions to partners                           (788,836)    (394,418)
                                                   ----------   ----------
Net cash used in financing activities              (1,346,399)    (913,672)
                                                   ----------   ----------
Net increase in cash and cash equivalents             453,406      836,789
Cash and cash equivalents, beginning of period      3,946,802    3,262,675
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,400,208  $ 4,099,464
                                                   ----------   ----------
                                                   ----------   ----------

                SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES

Accrued distributions to partners                 $   788,836  $   788,836
Increase in distributions payable                         -0-
(394,418)                                                     ----------
----------
Cash used in distributions to partners            $   788,836 $   394,418
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1997 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1997 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30,1997     December 31, 1996
                                     -----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (29,332,788)        (27,820,368)
                                       -----------         -----------
                                      $ 76,121,237        $ 77,633,657
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $159,361       $156,844
 Special distribution                          145,486        142,969
 Administrative expense reimbursements          13,875         13,875
                                               -------        -------
                                              $318,722       $313,688
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $239,109       $233,956
                                               -------        -------
                                               -------        -------

Accruals of $40,027 and $41,315 for property management fees and $158,592 and $159,074 for General Partner fees were outstanding at June 30, 1997 and December 31, 1996, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at June 30, 1997.

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

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997.
The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid second quarter cash distributions of $386,530 to the Unitholders and $7,888 to the General Partners in August 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,400,000 at June 30, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,800,000 in the first six months of which $314,000 reflects timing differences related to current assets and liabilities. Of the balance, $558,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $789,000 was paid in cash distributions, and $139,000 was retained.

The Partnership resumed paying distributions in May 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997.
The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Rental revenue was $7,968,000 for the first six months of 1997, an increase of 1.6% over the same period last year, primarily due to increased effective rental rates. Average occupancy was 94.1% for the first six months of 1997 compared to 94.3% for the same period last year.

Property operating expenses were $2,794,000 for the first six months of 1997, down slightly from the comparable period last year. Depreciation expense declined $90,000 because certain personal property assets became fully depreciated in 1996. Comparative second quarter 1997 and 1996 operating results generally reflect the same trends.

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

            4(d) Amendments No. 1 through 7 dated November 21, and
                 December 30, 1988 and January 31, February 28, June 30, April 28, and May 31, 1989 to the Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 33-22613, filed with the Securities and Exchange Commission on June 30, 1989.

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer