Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1997-11-14
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1997 and 1996   . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1997 and 1996   . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1997  . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1997 and 1996 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     13


Part II.  Other Information . . . . . . . . . . . . . . . . .    14

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $75,365,027  $77,633,657
Cash and cash equivalents                           4,491,418    3,946,802
Other assets (net of accumulated amortization
 of $1,292,215 and $1,276,744, respectively)          363,353      420,690
                                                   ----------   ----------
                                                  $80,219,798  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $64,477,241  $65,322,170
Accounts payable                                      482,061      470,521
Accounts payable, affiliate                           199,007      200,389
Accrued distributions                                 394,418      394,418
Accrued interest                                      422,863      428,040
Accrued property taxes                                497,206      132,565
Unearned rent and tenant deposits                     565,838      553,085
                                                   ----------   ----------
                                                   67,038,634   67,501,188
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       5,636,857    6,929,279
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,333,868)  (1,307,493)
                                                   ----------   ----------
                                                   13,181,164   14,499,961
                                                   ----------   ----------
                                                  $80,219,798  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the nine months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $11,945,380  $11,834,381
 Interest                                              92,866       87,021
                                                   ----------   ----------
                                                   12,038,246   11,921,402
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,319,090    4,270,851
 Property taxes                                       835,359      760,904
 Property management fees to affiliates               358,011      353,122
 General and administrative expense                    94,929       90,032
 Interest expense                                   3,819,954    3,892,697
 Management fees to General Partners                  477,816      473,376
 Depreciation                                       2,268,630    2,402,985
                                                   ----------   ----------
                                                   12,173,789   12,243,967
                                                   ----------   ----------
Net loss                                          $  (135,543) $  (322,565)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (2,711) $    (6,451)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (132,832) $  (316,114)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.42) $     (1.00)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the three months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,977,323  $ 3,992,182
 Interest                                              28,458       35,675
                                                   ----------   ----------
                                                    4,005,781    4,027,857
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,525,331    1,468,384
 Property taxes                                       258,477      225,775
 Property management fees to affiliates               118,902      119,166
 General and administrative expense                    18,687       11,285
 Interest expense                                   1,267,832    1,304,026
 Management fees to General Partners                  159,094      159,688
 Depreciation                                         756,210      800,995
                                                   ----------   ----------
                                                    4,104,533    4,089,319
                                                   ----------   ----------
Net loss                                          $   (98,752) $   (61,462)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (1,975) $    (1,229)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $   (96,777) $   (60,233)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.31) $     (0.19)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the nine months ended September 30, 1997
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,499,961  $ 6,929,279  $ 8,878,175  $(1,307,493)

Net loss                   (135,543)    (132,832)         -0-       (2,711)

Distributions            (1,183,254)  (1,159,590)         -0-      (23,664)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  September 30, 1997    $13,181,164  $ 5,636,857  $ 8,878,175  $(1,333,868)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (135,543) $  (322,565)
                                                   ----------   ----------
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                     2,268,630    2,402,985
   Amortization of loan fees included in
    interest expense                                   15,471       15,471
   Change in other assets                              41,866      132,600
   Change in accrued liabilities                      371,004      319,615
   Change in accounts payable, affiliate               (1,382)       2,202
   Change in unearned rent and tenant deposits         12,753       22,809
                                                   ----------   ----------
    Total adjustments                               2,708,342    2,895,682
                                                   ----------   ----------
Net cash provided by operating activities           2,572,799    2,573,117
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (844,929)    (769,501)
 Distributions to partners                         (1,183,254)    (788,844)
                                                   ----------   ----------
Net cash used in financing activities              (2,028,183)  (1,558,345)
                                                   ----------   ----------
Net increase in cash and cash equivalents             544,616    1,014,772
Cash and cash equivalents, beginning of period      3,946,802    3,262,675
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,491,418  $ 4,277,447
                                                   ----------   ----------
                                                   ----------   ----------

                SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES

Accrued distributions to partners                 $ 1,183,254  $ 1,183,262
Increase in distributions payable                         -0-     (394,418)
                                                   ----------   ----------
Cash used in distributions to partners            $ 1,183,254  $   788,844
                                                   ----------   ----------
                                                   ----------   ----------


See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1997 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1997 may not necessarily be indicative of the results expected for the full year.

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

NOTE B - PROPERTY

Property is comprised of the following:

                                  September 30,1997     December 31, 1996
                                  ---------------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (30,088,998)        (27,820,368)
                                       -----------         -----------
                                     $ 75,365,027        $ 77,633,657
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $238,908       $236,688
 Special distribution                          184,765        182,545
 Administrative expense reimbursements          54,143         54,143
                                               -------        -------
                                              $477,816       $473,376
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $358,011       $353,122
                                               -------        -------
                                               -------        -------

Accruals of $39,913 and $41,315 for property management fees and $159,094 and $159,074 for General Partner fees were outstanding at September 30, 1997 and December 31, 1996, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at September 30, 1997.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Kahn cases, by order dated June 8, 1994, the Connelly case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third- party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Kahn) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. On November 20, 1995, the court gave final approval to the settlement, dismissed the Kinnes and Kahn actions, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. By orders entered August 12, 1996 and October 25, 1996, respectively, the Adams and Connelly cases were dismissed as to the Bache General Partner, PSI and the other Prudential defendants. The full amount due under the settlement agreement has been paid. The consolidated action as well as the Adams and Connelly cases remain pending against nonsettling defendants, including the Spanos General Partner and certain of its affiliates. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial statements; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997, and has received a second series of comments to which it is in the process of responding. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid third quarter cash distributions of $386,530 to the Unitholders and $7,888 to the General Partners in November 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,491,000 at September 30, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,573,000 in the first nine months of which $424,000 reflects timing differences related to current assets and liabilities. Of the balance, $845,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,183,000 was paid in cash distributions, and $121,000 was retained.

The Partnership resumed paying distributions in May 1996. Distributions had been suspended following the second quarter of 1992. Future distributions will be dependent on the operations of the Partnership.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997, and has received a second series of comments to which it is in the process of responding. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Rental revenue was $11,945,000 for the first nine months of 1997, an increase of 0.9% over the same period last year, primarily due to increased effective rental rates. Average occupancy was 94.2% for the first nine months of 1997 compared to 94.4% for the same period last year.

Property operating expenses were $4,319,000 for the first nine months of 1997, up 1.1% from the comparable period last year. Property taxes increased $74,000 or 9.8%, principally because of a higher assessment at the Harbor Pointe property. Depreciation expense declined $134,000 because certain personal property assets became fully depreciated in 1996. Comparative third quarter 1997 and 1996 operating results generally reflect the same trends.

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer