Form 10-K/A
period 1996-12-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1998-01-30
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                AMENDMENT NO. 1

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-17683

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                        94-3069380
----------------------------------------------------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                         95207
----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

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


/s/ Deloitte & Touche LLP

San Francisco, California
February 21, 1997

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: January 30, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: January 30, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: January 30, 1998
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: January 30, 1998
        ---------------------------------------
       Nathalie P. Maio
       Director

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Realty Partners, L.P.
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: January 30, 1998
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty Capital, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: January 30, 1998
                -------------------------------
                Arthur J. Cole
                Vice President

AGS DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: January 30, 1998
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Realty Partners, L.P.
    General Partner

    By:  AGS Financial Corporation, a general partner


    By:  /s/Alex G. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors


    By:  /s/Dean A. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director


    By:  /s/Michael A. Spanos                       Date:  January 30, 1998
          ----------------------------------
         Michael A. Spanos
         Director


    By:  /s/Barry L. Ruhl                           Date:  January 30, 1998
          ----------------------------------
         Barry L. Ruhl
         Director


    By:  /s/Arthur J. Cole                          Date:  January 30, 1998
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)


    By:  /s/Jeremiah T. Murphy                      Date:  January 30, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty Capital, Inc., a general partner


    By:  /s/Alex G. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)


    By:  /s/Dean A. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director


    By:  /s/Michael A. Spanos                       Date:  January 30, 1998
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director


    By:  /s/Barry L. Ruhl                           Date:  January 30, 1998
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director


    By:  /s/Jeremiah T. Murphy                      Date:  January 30, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

AGS Depository Corp.


    By:  /s/Alex G. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)


    By:  /s/Dean A. Spanos                          Date:  January 30, 1998
          ----------------------------------
         Dean A. Spanos
         Director


    By:  /s/Jeremiah T. Murphy                      Date:  January 30, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Director

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 5
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
---------------------       ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------

Silver Springs Village   1,842,000  6,977,200      -0-     -0-   1,417,226  6,380,215   7,797,441  2,194,957     1985     11/18/88
Tempe, Arizona

Rancho del Sol           3,019,000 17,919,645      -0-     -0-   2,358,000 18,007,683  20,365,683  5,899,767     1988     12/30/88
Las Vegas, Nevada

Sandpebble Village       1,409,000  8,615,000      -0-     -0-   1,055,000  8,418,056   9,473,056  2,766,059     1983     12/30/88
Sparks, Nevada

Regency Square           2,623,000 12,776,000      -0-     -0-   2,115,000 12,730,384  14,845,384  4,138,185     1988     01/31/89
Chamblee, Georgia

Cameron Creek            1,950,000  8,270,400      -0-     -0-   1,601,000  8,195,184   9,796,184  2,617,815     1988     03/31/89
Tempe, Arizona

Harbor Pointe            3,845,000 16,896,000      -0-     -0-   3,147,000 16,777,942  19,924,942  5,212,537     1988     06/30/89
Dunwoody, Georgia

Bernardo Crest           6,337,000 12,901,000      -0-     -0-   5,670,000 12,808,626  18,478,626  3,756,593     1988     12/04/89
San Diego, California

Pointe West                885,000  4,226,000      -0-     -0-     690,000  4,082,709   4,772,709  1,234,455     1985     09/29/89
Aurora, Colorado
                        ---------- ----------      ---     ---  ---------- ----------  ---------- ----------
                        21,910,000 88,581,245      -0-     -0-  18,053,226 87,400,799 105,454,025 27,820,368
                        ---------- ----------      ---     ---  ---------- ----------  ---------- ----------
                        ---------- ----------      ---     ---  ---------- ----------  ---------- ----------

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