Form 10-K
period 1997-12-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1998-03-31
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check CK if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]


                              Page 1 of 43
                         Exhibit Index at page 36

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

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the litigation in Note E to the financial statements set forth below in Item 8, Financial Statements and Supplementary Data. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The Spanos General Partner filed a preliminary proxy statement seeking the Limited Partners' consent to the auction sale with the Securities and Exchange Commission on July 28, 1997, and has received a third series of comments to which it is in the process of responding. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

The Partnership does not segregate revenues or assets by geographic regions. The Properties that accounted for more than 15% of revenue during any of the past three years are Rancho del Sol (17%), Harbor Pointe (18% to 19%) and Regency Square (15%). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1997. The Partnership is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Rancho del Sol Apartments:                  Las Vegas, Nevada          12/30/88      Great Western Bank (3)
a 376-unit garden apartment complex
located on approximately 16 acres.

Sandpebble Village Apartments:              Sparks, Nevada             12/30/88      Wells Fargo Realty (4)
a 236-unit garden apartment complex
located on approximately 11.5 acres.

Regency Square Apartments:                  Chamblee, Georgia          01/31/89      Mellon Mortgage (2)
a 276-unit garden apartment complex         (suburb of Atlanta)                      (successor to American
located on approximately 9.2 acres.                                                  Savings Bank)

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

Pointe West Apartments:                     Aurora, Colorado           09/30/89      Great Western Bank (5)
a 138-unit garden apartment complex         (suburb of Denver)
located on approximately 5.27 acres.


                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (6)   1997 Realty Tax Data
                       1997   1996   1995   1994   1993      1997    1996    1995    1994    1993      Amount     Rate
Silver Springs       93.8%  94.1%  95.1%  95.2%  95.0%     $6,924  $7,029  $6,832  $6,183  $5,844     $ 77,311  1.0130%
Rancho del Sol       93.7%  94.9%  93.6%  95.7%  94.7%     $7,112  $7,099  $6,921  $6,850  $6,177     $149,815  0.9611%
Sandpebble Village   95.3%  97.4%  95.8%  96.0%  94.7%     $7,505  $7,519  $7,142  $6,875  $6,369     $109,045  1.1221%
Regency Square       92.3%  94.4%  96.2%  94.8%  94.5%     $8,408  $8,582  $8,219  $7,452  $6,991     $215,580  1.6064%
Cameron Creek        94.5%  92.8%  93.0%  94.4%  92.9%     $7,826  $7,544  $7,187  $6,816  $6,058     $ 95,621  1.2048%
Harbor Pointe        93.5%  92.1%  94.5%  97.2%  96.1%     $8,065  $7,951  $7,828  $7,433  $6,822     $234,953  1.5784%
Bernardo Crest       96.4%  95.2%  94.4%  91.5%  92.4%    $10,617 $10,215  $9,736  $9,167  $9,201     $161,513  1.0220%
Pointe West          95.4%  93.9%  95.7%  94.7%  95.2%     $6,968  $6,514  $6,348  $5,903  $5,463     $ 59,782  0.8715%

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

(5) Loan may be prepaid upon payment of a 2% prepayment charge.  The lender may waive the prepayment charge for principal prepayments during the calendar year which do not exceed 20% of the original loan balance and for prepayments made within 90 days of a notice of installment adjustment.  The lender will also waive the prepayment charge so long as A.G. Spanos Construction, Inc. or any entity owned and controlled  by A.G. Spanos Construction or by Alex G. Spanos remains liable on the loan.

(6) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

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

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had three limited partners as of March 5, 1998: AGS Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and two affiliates of the Spanos General Partner which are holders of Subordinated Limited Partnership Interests ("Subordinated Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 4,779 Unitholders as of March 5, 1998.

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

The Partnership resumed paying Distributions to the Unitholders in 1996. Distributions had been suspended beginning with the third quarter of 1992. Distributions were paid approximately 45 days after the end of the specified quarter as follows:

                 Quarter Ended              Distribution

             March 31, 1996                            $1.22
             June 30, 1996                             $1.22
             September 30, 1996                        $1.22
             December 31, 1996                         $1.22
             March 31, 1997                            $1.22
             June 30, 1997                             $1.22
             September 30, 1997                        $1.22
             December 31, 1997                         $1.22

All of the distributions paid to Unitholders for 1996 and 1997 represents a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

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

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1997         1996         1995         1994         1993
Total revenues                       $16,124,230  $15,930,615  $15,362,108  $14,499,788  $13,424,097

Interest expense                      $5,082,298   $5,176,971   $6,014,655   $6,381,294   $6,835,318

Net loss                                ($53,509)   ($402,122) ($1,752,058) ($2,713,210) ($3,672,977)

Net loss per Unit                         ($0.17)      ($1.24)      ($5.42)      ($8.39)     ($11.36)

Net loss per Subordinated
  Interest                                    --           --           --           --           --

Cash distributions per Unit (b)            $4.88        $4.88           --           --           --

Cash distributions per
  Subordinated Interest                       --           --           --           --           --

Total assets                         $79,257,157  $82,001,149  $84,563,942  $87,946,202  $91,804,442

Mortgage loans payable               $64,183,994  $65,322,170  $66,361,897  $67,215,017  $68,580,958


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes (see Item 8).

(b) Cash distributions were paid from operating cash flow.   The cash distributions did not result
    in taxable income to the Unitholders.  Each Unitholder's taxable income or loss from the
    Partnership is equal to his allocable share of the taxable income or loss of the Partnership, without regard to the cash generated or distributed by the Partnership.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,161,000 at December 31, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory. However, see below for information regarding the balloon payment due on the Sandpebble Village mortgage and the possible consequences of failing to obtain replacement financing.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997, and has received a third series of comments to which it is in the process of responding. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

The Partnership's operating activities provided cash of $2,930,000 in 1997, of which $62,000 reflects timing differences related to current assets and liabilities. Of the balance, $1,138,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,578,000 was paid in cash distributions, and $276,000 was retained.
Cash provided by operating activities in 1995 reflects the payment of $795,000 of fees incurred in prior years and is not directly comparable with cash provided by operating activities in 1996. As adjusted for the effect of the fee deferral and the other timing differences related to prepaid and accrued expense items, cash provided by operating activities improved from $2,097,000 in 1995 to $2,822,000 in 1996, reflecting the Properties' improved operating performance as described below. Cash flows from financing activities reflects the resumption of distributions paid to the partners for the fourth quarter of 1996. (Fourth quarter 1996 distributions of $394,000 were paid in February 1997.) Scheduled principal amortization increased in 1996 and 1997, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership's long term debt, which consists of eight real estate mortgages with respect to the Properties, was $64,184,000 at December 31, 1997. This debt requires monthly installments of principal and interest of $516,000. The Properties are currently generating aggregate revenue to cover operating expenses and debt service. Five of the mortgages are fully self-amortizing. The Sandpebble mortgage requires a balloon payment of approximately $5,474,000 on June 1, 1998, however, the Partnership expects to obtain a short term extension of the maturity date pending the results of the proxy solicitation regarding the auction sale of the Properties. The other two require balloon payments of $5,030,000 in 2000 and $7,732,000 in 2001. The General Partners anticipate that the Properties securing the balloon payment mortgages will be sold or refinanced before the balloon payment due dates. If the Properties are not sold or refinanced beforehand, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

The interest rates on five of the mortgage loans (Rancho del Sol, Cameron Creek, Harbor Pointe, Pointe West and Bernardo Crest) adjusted downward during 1995, resulting in monthly debt service savings of $62,000. The new interest rates are fixed for five years. The debt service savings coupled with the Properties' improved operating performance enabled the Partnership to resume paying cash distributions to the Unitholders in 1996. The Partnership had suspended distributions to the Unitholders beginning with the third quarter of 1992.

The Partnership deferred payment of $795,000 of certain fees payable to the General Partners for the period July 1, 1992 through December 31, 1993 because property income after debt service was insufficient to pay them. Operating results improved in 1994, and payment of these items resumed on a current basis. The deferrals were paid in 1995 without interest.

Results of Operations

1997 Compared to 1996. Rental revenue was $15,995,000 in 1997, an increase of 1.2% from 1996. Revenue increased at four properties (Cameron Creek, Harbor Pointe, Bernardo Crest and Pointe West) reflecting increases in both occupancy and effective rental rates. Revenue was down 1.5% at Silver Springs and 2% at Regency Square, principally because of lower occupancy. Revenue at Rancho del Sol and Sandpebble was generally unchanged from 1996. Overall, the weighted average occupancy of the Apartment Projects was 94.2% in 1997 compared to 94.3% in 1996.

Property operating expenses were $5,736,000 in 1997 compared to $5,716,000 for 1996. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) declined to $265,000 in 1997 compared to $541,000 for 1996. Furnished unit expense was down $45,000 compared to 1996, reflecting fewer furnished unit rentals in 1997. Operating expenses excluding major repairs and furnished unit expense increased $341,000 or approximately 6.8% over 1996. Expense categories showing the greatest increases were maintenance, up $128,000 or 7.8% reflecting the generally higher costs of operating an aging property portfolio; on-site salaries, up $78,000 or 6%, reflecting higher personnel costs; and advertising, up $75,000 or 22%. Property taxes increased $76,000 primarily because of an increase at Harbor Pointe which had a lower assessment in 1996. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $95,000, reflecting lower outstanding principal on the mortgage loans. Depreciation expense declined $180,000 because certain personal property assets became fully depreciated in 1996.

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

Year 2000.

The General Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

Item 8.   Financial Statements and Supplementary Data              Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1997 and 1996                        16

Statements of operations for the years ended
  December 31, 1997, 1996 and 1995                                  17

Statements of changes in partners' equity (deficit)
  for the years ended December 31, 1997, 1996 and 1995              18

Statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995                                  19

Notes to financial statements                                    20-31

Schedule to financial statements                                    45

INDEPENDENT AUDITORS' REPORT


General and Limited Partners
Prudential-Bache/A.G. Spanos
Realty Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Realty Partners L.P., I (a limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of the Partnership listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Realty Partners L.P., I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
San Francisco, California

March 13, 1998

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS

                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $74,608,817  $77,633,657
Cash and cash equivalents                           4,161,323    3,946,802
Other assets (net of accumulated amortization
 of $1,297,372 and $1,276,744, respectively)          487,017      420,690
                                                   ----------   ----------
                                                  $79,257,157  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $64,183,994  $65,322,170
Accounts payable                                      602,925      603,086
Accounts payable, affiliate                           203,930      200,389
Distributions payable                                 394,418      394,418
Accrued interest                                      433,615      428,040
Unearned rent and tenant deposits                     569,495      553,085
                                                   ----------   ----------
                                                   66,388,377   67,501,188
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       5,330,720    6,929,279
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,340,115)  (1,307,493)
                                                   ----------   ----------
                                                   12,868,780   14,499,961
                                                   ----------   ----------
                                                  $79,257,157  $82,001,149
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the years ended December 31, 1997, 1996 and 1995

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $15,994,514  $15,811,247  $15,269,148
 Interest                                             129,716      119,368       92,960
                                                   ----------   ----------   ----------
                                                   16,124,230   15,930,615   15,362,108
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        5,736,362    5,716,463    5,221,536
 Property taxes                                     1,109,706    1,033,812    1,084,608
 Property management fees to affiliates               479,863      474,158      458,074
 General and administrative expense                   104,890       94,903       96,939
 Interest expense                                   5,082,298    5,176,971    6,014,655
 Management fees to General Partners                  639,780      632,450      610,766
 Depreciation                                       3,024,840    3,203,980    3,627,588
                                                   ----------   ----------   ----------
                                                   16,177,739   16,332,737   17,114,166
                                                   ----------   ----------   ----------
Net loss                                          $   (53,509) $  (402,122) $(1,752,058)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net loss allocated to General Partners            $    (1,070) $    (8,042) $   (35,041)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Limited Partners            $   (52,439) $  (394,080) $(1,717,017)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-  $       -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.17) $     (1.24) $     (5.42)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
           For the years ended December 31, 1997, 1996 and 1995

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1994     $18,231,821  $10,586,496  $ 8,878,175  $(1,232,850)

Net loss                 (1,752,058)  (1,717,017)         -0-      (35,041)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995      16,479,763    8,869,479    8,878,175   (1,267,891)

Net loss                   (402,122)    (394,080)         -0-       (8,042)

Distributions            (1,577,680)  (1,546,120)         -0-      (31,560)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996      14,499,961    6,929,279    8,878,175   (1,307,493)

Net loss                    (53,509)     (52,439)         -0-       (1,070)

Distributions            (1,577,672)  (1,546,120)         -0-      (31,552)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $12,868,780  $ 5,330,720  $ 8,878,175  $(1,340,115)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1997, 1996 and 1995

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Cash flows from operating activities:
Net loss                                          $   (53,509) $  (402,122) $(1,752,058)
                                                   ----------   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     3,024,840    3,203,980    3,627,588
   Amortization of loan fees included in
    interest expense                                   20,628       20,628      221,744
   (Increase) decrease in other assets                (86,955)      22,312       18,390
   Decrease (increase) in accounts payable               (161)      31,800       37,400
   Increase (decrease) in accounts payable,
     affiliate                                          3,541        2,777     (783,498)
   Increase (decrease) in accrued interest              5,575       (6,578)     (57,123)
   Increase in unearned rent and tenant deposits       16,410       34,319       26,139
                                                   ----------   ----------   ----------
    Total adjustments                               2,983,878    3,309,238    3,090,640
                                                   ----------   ----------   ----------
Net cash provided by operating activities           2,930,369    2,907,116    1,338,582
                                                   ----------   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization              (1,138,176)  (1,039,727)    (853,120)
 Distributions to partners                         (1,577,672)  (1,183,262)         -0-
                                                   ----------   ----------   ----------
Net cash used in financing activities              (2,715,848)  (2,222,989)    (853,120)
                                                   ----------   ----------   ----------
Net increase in cash and cash equivalents             214,521      684,127      485,462
Cash and cash equivalents, beginning of year        3,946,802    3,262,675    2,777,213
                                                   ----------   ----------   ----------
Cash and cash equivalents, end of year            $ 4,161,323  $ 3,946,802  $ 3,262,675
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

                      PRUDENTIAL-BACHE/A. G. SPANOS
                          REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
              Years Ended December 31, 1997, 1996 and 1995


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

Property

Property, which includes land, buildings and equipment, is carried at the lower of depreciated cost or estimated fair value. Depreciated cost was reduced by certain payments received under the cash flow guaranty (see Note D). Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from 7 to 27.5 years.

Income Taxes

No provision has been made for federal or state income taxes (or benefits) since such items are the responsibility of the partners. A reconciliation of the net loss in the financial statements to the net taxable income
(loss) is set forth below:

                                            1997         1996         1995

Net loss per financial statements        $ (53,509)  $ (402,122) $(1,752,058)
Financial statement depreciation
 in excess of tax depreciation              124,558      175,997      269,972
Loan fee amortization and interest
 expense adjustment                             -0-          -0-     (10,051)
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                   6,145          148          618
                                         ----------   ----------   ----------
Net taxable income (loss)                $   77,194  $ (225,977) $(1,491,519)
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

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

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. In February 1997, the Partnership paid fourth quarter 1996 distributions of $394,418 which were accrued at December 31, 1996. No distributions were paid in 1995.

Revenue Recognition

Rental income is accrued as rents are due.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial instruments," requires the determination of fair value for certain of the Partnership's assets and liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Cash and Cash Equivalents - The carrying amount approximates fair value based on the liquidity of the assets.

Mortgage Loans Payable (see Note C) - The carrying value approximates fair value based on interest rates available to the Partnership on debt instruments with similar terms.

NOTE B - PROPERTY

Property is comprised of the following at December 31, 1997 and 1996:

                                           1997            1996

Apartment buildings                    $  83,030,825  $  83,030,825
Equipment                                  4,369,974      4,369,974
Land                                      18,053,226     18,053,226
                                         -----------    -----------
                                         105,454,025    105,454,025
Less: Accumulated depreciation          (30,845,208)   (27,820,368)
                                         -----------    -----------
                                       $  74,608,817  $  77,633,657
                                         -----------    -----------
                                         -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months.


NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity      Payment     Due During    Balloon
as Collateral                 at 12/31/97   at 12/31/96   Rate        Date          Terms       1998          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Silver Springs Village
 Tempe, Arizona                 5,398,434     5,500,487        6.50%  12/01/00         38,006       113,018     5,030,000

Rancho del Sol
 Las Vegas, Nevada             11,129,984    11,325,219        8.11%  10/01/19         92,172       211,673           N/A

Sandpebble Village
 Sparks, Nevada                 5,527,992     5,650,644        8.28%  06/01/98         48,828     5,527,992     5,474,000

Regency Square
 Chamblee, Georgia              8,191,919     8,321,802        8.00%  02/01/01         61,269        95,321     7,732,000

Cameron Creek
 Tempe, Arizona                 6,426,800     6,530,719        8.11%  10/01/19         52,480       112,669           N/A

Harbor Pointe
 Dunwoody, Georgia             12,930,605    13,150,748        7.75%  10/01/19        102,635       237,824           N/A

Pointe West
 Aurora, Colorado               3,063,205     3,138,599        7.61%  03/01/16         25,971        81,337           N/A

Bernardo Crest
 San Diego, California         11,515,055    11,703,952        8.12%  08/01/19         94,221       204,811           N/A
                              -----------   -----------                              --------   -----------
                               64,183,994    65,322,170                               515,582     6,584,645
                              -----------   -----------                              --------   -----------
                              -----------   -----------                              --------   -----------

Interest paid in 1997, 1996 and 1995 was $5,056,095, $5,150,209 and
$5,850,034, respectively.

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2002 and thereafter are as follows:

             1998                                  $ 6,584,645
             1999                                    1,146,784
             2000                                    6,262,350
             2001                                    8,807,983
             2002                                    1,165,320
             Thereafter                             40,216,912
                                                    ----------
                                                   $64,183,994
                                                    ----------
                                                    ----------

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

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totaled $479,863, $474,158 and $458,074 in 1997, 1996 and 1995, respectively. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,379,000, $1,301,000 and $1,262,000 in 1997, 1996 and 1995, respectively. Accruals of $41,966 and $41,315 for property management fees and $121,813 and $104,347 for salary expense reimbursements were outstanding at December 31, 1997 and 1996, respectively.

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

                                              1997       1996     1995

Supervisory management fee                  $319,890  $316,225  $305,383
Special distribution                         264,362   260,697   249,855
Administrative expense reimbursements         55,528    55,528    55,528
                                             -------   -------   -------
                                            $639,780  $632,450  $610,766
                                             -------   -------   -------
                                             -------   -------   -------
Accruals of $161,964 and $159,074 for management fees payable to the General Partners were outstanding at December 31, 1997 and 1996, respectively.

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

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at December 31, 1997.

NOTE E - CONTINGENCIES

On or about October 18, 1993, a putative class action captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about July 23, 1993 a putative class action, captioned Kahn v. Prudential-Bache Properties, Inc. et al. (Index No. 11867/93) was filed in the Supreme Court of the State of New York, County of New York, purportedly on behalf of investors in the Partnership against the General Partners, PSI, The Prudential Insurance Company of America and certain of their affiliates and officers. The case was subsequently removed to the United States District Court for the Southern District of New York (93 Civ. 5976).

On or about February 13, 1995, an individual action captioned Estate of Jean Adams v. Prudential Securities, Inc. et al. (Case No. 1995 CV 00265) was filed in the Court of Common Pleas in Stark County, Ohio against PSI, The Prudential, the General Partners, the Partnership and affiliates of the Spanos General Partner. The action was removed to the United States District Court for the Northern District of Ohio (Eastern Division) on March 15, 1995. Plaintiff alleged misrepresentations, breach of fiduciary duties and civil conspiracy by defendants in connection with the sale of units of the Partnership. Plaintiff sought unspecified damages, including punitive damages.

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

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner filed a preliminary proxy statement with the Securities and Exchange Commission on July 28, 1997, and has received a third series of comments to which it is in the process of responding. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

        Barry L. Ruhl                                        Director

        Michael A. Spanos                                    Director

        Arthur J. Cole                         President and Director

        Jeremiah T. Murphy               Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 74, has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 50,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 47, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 38, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 46, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 43, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 53, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

                     PRUDENTIAL-BACHE PROPERTIES, INC.

        Name                                                 Position

        Brian J. Martin                    President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

        Barbara J. Brooks                Vice President - Finance and
                                              Chief Financial Officer

        Eugene D. Burak                                Vice President

        Chester A. Piskorowski                  Senior Vice President

        Frank W. Giordano                                    Director

        Nathalie P. Maio                                     Director

BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 52, is a Vice President of the Bache General Partner. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 55, is a Director of the Bache General Partner. He is a Senior Vice President of PSI and Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI.
Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of the Bache General Partner effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of the Bache General Partner.

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

The Partnership has issued 48,513 Subordinated Interests (of which 46,364 remain outstanding at March 5, 1998) to affiliates of the Spanos General Partner, all of which Subordinated Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 5, 1998, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc. as follows:

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

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1997, earned or received compensation or payments for services from the Partnership as follows:

                     Capacity in            Form of          Cash
    Recipient        Which Served         Compensation     Compensation

Spanos General    General Partner      Supervisory                 $319,890
  Partner                               Management Fee(1)

Bache General     General Partner      Special                      264,362
  Partner                                Distribution(2)

A.G. Spanos       Property Manager      Property                    479,863
  Management Inc.                       Management Fees(3)

General Partners  General Partners   Cash from Operations(4)         31,552

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)Financial Statement Schedule:

          III. Real Estate and Accumulated Depreciation, page 42.

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

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March 27, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March 27, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: March 27, 1998
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: March 27, 1998
        ---------------------------------------
       Nathalie P. Maio
       Director

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

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Realty Partners, L.P.
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: March 27, 1998
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty Capital, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: March 27, 1998
                -------------------------------
                Arthur J. Cole
                Vice President

AGS DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: March 27, 1998
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Realty Partners, L.P.
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  March 27, 1998
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  March 27, 1998
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  March 27, 1998
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty Capital, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  March 27, 1998
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  March 27, 1998
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

AGS Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Director

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1997

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 5
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Silver Springs Village   1,842,000  6,977,200      -0-     -0-   1,417,226  6,380,215   7,797,441  2,421,517     1985     11/18/88
Tempe, Arizona

Rancho del Sol           3,019,000 17,919,645      -0-     -0-   2,358,000 18,007,683  20,365,683  6,522,015     1988     12/30/88
Las Vegas, Nevada

Sandpebble Village       1,409,000  8,615,000      -0-     -0-   1,055,000  8,418,056   9,473,056  3,056,527     1983     12/30/88
Sparks, Nevada

Regency Square           2,623,000 12,776,000      -0-     -0-   2,115,000 12,730,384  14,845,384  4,577,873     1988     01/31/89
Chamblee, Georgia

Cameron Creek            1,950,000  8,270,400      -0-     -0-   1,601,000  8,195,184   9,796,184  2,900,811     1988     03/31/89
Tempe, Arizona

Harbor Pointe            3,845,000 16,896,000      -0-     -0-   3,147,000 16,777,942  19,924,942  5,792,013     1988     06/30/89
Dunwoody, Georgia

Bernardo Crest           6,337,000 12,901,000      -0-     -0-   5,670,000 12,808,626  18,478,626  4,199,053     1988     12/04/89
San Diego, California

Pointe West                885,000  4,226,000      -0-     -0-     690,000  4,082,709   4,772,709  1,375,399     1985     09/29/89
Aurora, Colorado
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        21,910,000 88,581,245      -0-     -0-  18,053,226 87,400,799 105,454,025 30,845,208
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        ---------- ----------  --------------------------- ----------  ---------- ----------

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

Note 2 - Reconciliation of real
 estate:                              1997         1997         1995

Balance at beginning of period    $105,454,025 $105,454,025 $105,454,025

Deductions during period:
 Payments received under cash
 flow guaranty adjustment                  -0-          -0-          -0-
                                  ------------ ------------ ------------
Balance at close of period         105,454,025  105,454,025  105,454,025
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

The sellers guaranteed that if the Properties do not meet certain targeted net cash flow levels between their acquisition dates and June 30, 1992, then the sellers would make payments necessary to meet those targets. Nonrefundable payments of $4,500,000 received under the guaranty are accounted for as an adjustment to the purchase prices of
the Properties.   Payments totaling $537,220 received under the cash
flow guaranty contribution are also accounted for as an adjustment to the purchase price of the Properties. Amounts shown as initial cost to Partnership on the accompanying schedule do not reflect such cash flow guaranty adjustments.


Note 3 - The aggregate cost of real estate for federal income tax purposes is $105,454,025.

Note 4 - The Partnership acquired the Properties from affiliates of the Spanos General Partner. The |amount of affiliate profit included in the amounts in column E is approximately $14,004,000.

Note 5 - Reconciliation of            1997         1996         1995
 accumulated depreciation:
                                    27,820,368  24,616,388   20,988,800
Balance at beginning of period
Additions during period:             3,024,840   3,203,980    3,627,588
 Depreciation                     ------------ ------------ ------------
                                    30,845,208  27,820,368   24,616,388
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------