Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1998-05-15
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1998 and 1997 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1998 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1998 and 1997 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     12


Part II.  Other Information . . . . . . . . . . . . . . . . .    13

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $73,852,607  $74,608,817
Cash and cash equivalents                           4,392,778    4,161,323
Other assets (net of accumulated amortization
 of $1,302,529 and $1,297,372, respectively)          535,398      487,017
                                                   ----------   ----------
                                                  $78,780,783  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $63,884,745  $64,183,994
Accounts payable                                      823,454      608,500
Accounts payable, affiliate                           198,344      203,930
Accrued distributions                                 394,418      394,418
Accrued interest                                      419,205      428,040
Unearned rent and tenant deposits                     565,026      569,495
                                                   ----------   ----------
                                                   66,285,192   66,388,377
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       4,964,994    5,330,720
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,347,578)  (1,340,115)
                                                   ----------   ----------
                                                   12,495,591   12,868,780
                                                   ----------   ----------
                                                  $78,780,783  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,974,567  $ 4,003,273
 Interest                                              30,071       32,021
                                                   ----------   ----------
                                                    4,004,638    4,035,294
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,359,098    1,327,288
 Property taxes                                       285,998      264,749
 Property management fees to affiliates               118,720      119,817
 General and administrative expense                    47,957       37,230
 Interest expense                                   1,256,444    1,278,768
 Management fees to General Partners                  158,982      160,130
 Depreciation                                         756,210      756,210
                                                   ----------   ----------
                                                    3,983,409    3,944,192
                                                   ----------   ----------
Net income                                        $    21,229  $    91,102
                                                   ----------   ----------
                                                   ----------   ----------

Net income allocated to General Partners          $       425  $     1,822
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Limited Partners          $    20,804  $    89,280
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income per unit of limited partnership
 interest                                         $      0.07  $      0.28
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the three months ended March 31, 1998
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $12,868,780  $ 5,330,720  $ 8,878,175  $(1,340,115)

Net income                   21,229       20,804          -0-          425

Distributions              (394,418)    (386,530)         -0-       (7,888)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1998        $12,495,591  $ 4,964,994  $ 8,878,175  $(1,347,578)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Cash flows from operating activities:
Net income                                        $    21,229  $    91,102
                                                   ----------   ----------
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                       756,210      756,210
   Amortization of loan fees included in
    interest expense                                    5,157        5,157
   Change in other assets                             (53,538)     (19,081)
   Change in accrued liabilities                      206,119      194,627
   Change in accounts payable, affiliate               (5,586)        (251)
   Change in unearned rent and tenant deposits         (4,469)      (3,622)
                                                   ----------   ----------
    Total adjustments                                 903,893      933,040
                                                   ----------   ----------
Net cash provided by operating activities             925,122    1,024,142
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (299,249)    (275,958)
 Distributions to partners                           (394,418)    (394,418)
                                                   ----------   ----------
Net cash used in financing activities                (693,667)    (670,376)
                                                   ----------   ----------
Net increase in cash and cash equivalents             231,455      353,766
Cash and cash equivalents, beginning of period      4,161,323    3,946,802
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,392,778  $ 4,300,568
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1998 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1997. Certain reclassifications have been made to prior year amounts in order to be in conformity with the current year presentation.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31,1998    December 31, 1997
                                     ----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (31,601,418)        (30,845,208)
                                       -----------         -----------
                                     $ 73,852,607        $ 74,608,817
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1998 and 1997.


                                                 1998           1997
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 79,491       $ 80,065
 Special distribution                           65,656         66,230
 Administrative expense reimbursements          13,835         13,835
                                               -------        -------
                                              $158,982       $160,130
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $118,720       $119,817
                                               -------        -------
                                               -------        -------

Accruals of $39,362 and $41,966 for property management fees and $158,982 and $161,964 for General Partner fees were outstanding at March 31, 1998 and December 31, 1997, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at March 31, 1998.

NOTE D - CONTINGENCIES

On or about October 18, 1993, a putative class action captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about July 23, 1993, a putative class action captioned Kahn v. Prudential-Bache Properties, Inc. et al. (Index No. 11867/93) was filed in the Supreme Court of the State of New York, County of New York, purportedly on behalf of investors in the Partnership against the General Partners, PSI, The Prudential Insurance Company of America and certain of their affiliates and officers. The case was subsequently removed to the United States District Court for the Southern District of New York (93 Civ. 5976).

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

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner expects to mail such information in May 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid first quarter cash distributions of $386,530 to the Unitholders and $7,888 to the General Partners in May 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,393,000 at March 31, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $925,000 in the first quarter of 1998, of which $142,000 reflects timing differences related to current assets and liabilities. Of the balance, $299,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $394,000 was paid in cash distributions, and $90,000 was retained.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner expects to mail such information in May 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Rental revenue was $3,975,000 for the first three months of 1998, a decrease of slightly less than 1% compared to the same period last year, primarily due lower occupancy and effective rental rates at the Partnership's two Nevada properties. The average occupancy of the eight properties was 93.6% for the first three months of 1998 compared to 94.5% for the same period last year.

Property operating expenses were $1,359,000 for the first three months of 1998, up 2.4% from the comparable period last year. Property taxes increased $21,000 or 8%, principally because of higher assessments at Bernardo Crest and Pointe West.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's
Quarterly Report.

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer