Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1998-08-13
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                               TABLE OF CONTENTS


PAGE

------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .
3

         Statements of operations for the six months ended
         June 30, 1998 and 1997  . . . . . . . . . . . . . .
4

         Statements of operations for the three months ended
         June 30, 1998 and 1997  . . . . . . . . . . . . . .
5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1998  . . . . . .
6

         Statements of cash flows for the six months
         ended June 30, 1998 and 1997  . . . . . . . . . . .
7

         Notes to Financial Statements . . . . . . . . . . .
8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .
11


Part II.  Other Information . . . . . . . . . . . . . . . . .
12

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    June 30,
December 31,
                                                      1998
1997
                                                   ----------
----------
                     ASSETS
Property, net                                     $73,096,397
$74,608,817
Cash and cash equivalents                           4,637,382
4,161,323
Other assets (net of accumulated amortization
 of $1,307,686 and $1,297,372, respectively)          416,379
487,017
                                                   ----------
----------
                                                  $78,150,158
$79,257,157
                                                   ----------
----------
                                                   ----------
----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $63,579,368
$64,183,994
Accounts payable                                      999,623
608,500
Accounts payable, affiliate                           391,815
203,930
Accrued distributions                                 394,418
394,418
Accrued interest                                      423,467
428,040
Unearned rent and tenant deposits                     585,300
569,495
                                                   ----------
----------
                                                   66,373,991
66,388,377
                                                   ----------
----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       4,259,959
5,330,720
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175
8,878,175
General partners' deficit                          (1,361,967)
(1,340,115)
                                                   ----------
----------
                                                   11,776,167
12,868,780
                                                   ----------
----------
                                                  $78,150,158
$79,257,157
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
              For the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Revenues:
 Rental                                           $ 7,998,008  $
7,968,057
 Interest                                              64,491
 64,408
                                                   ----------
----------
                                                    8,062,499
8,032,465
                                                   ----------
----------
Expenses:
 Property operating expenses                        2,793,630
2,793,759
 Property taxes                                       577,371
576,882
 Property management fees to affiliates               239,426
239,109
 General and administrative expense                    80,459
 76,242
 Proxy solicitation costs                             306,370
    -0-
 Interest expense                                   2,536,680
2,552,122
 Management fees to General Partners                  319,920
318,722
 Depreciation                                       1,512,420
1,512,420
                                                   ----------
----------
                                                    8,366,276
8,069,256
                                                   ----------
----------
Net loss                                          $  (303,777) $
(36,791)
                                                   ----------
----------
                                                   ----------
----------

Net loss allocated to General Partners            $    (6,076) $
   (736)
                                                   ----------
----------
                                                   ----------
----------
Net loss allocated to Limited Partners            $  (297,701) $
(36,055)
                                                   ----------
----------
                                                   ----------
----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $
    -0-
                                                   ----------
----------
                                                   ----------
----------
Net loss per unit of limited partnership
 interest                                         $     (0.94) $
  (0.11)
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
            For the three months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Revenues:
 Rental                                           $ 4,023,441  $
3,964,784
 Interest                                              34,420
 32,387
                                                   ----------
----------
                                                    4,057,861
3,997,171
                                                   ----------
----------
Expenses:
 Property operating expenses                        1,434,532
1,466,471
 Property taxes                                       291,373
312,133
 Property management fees to affiliates               120,706
119,292
 General and administrative expense                    32,502
 39,012
 Proxy solicitation costs                             306,370
    -0-
 Interest expense                                   1,280,236
1,273,354
 Management fees to General Partners                  160,938
158,592
 Depreciation                                         756,210
756,210
                                                   ----------
----------
                                                    4,382,867
4,125,064
                                                   ----------
----------
Net loss                                          $  (325,006) $
(127,893)
                                                   ----------
----------
                                                   ----------
----------

Net loss allocated to General Partners            $    (6,500) $
 (2,558)
                                                   ----------
----------
                                                   ----------
----------
Net loss allocated to Limited Partners            $  (318,506) $
(125,335)
                                                   ----------
----------
                                                   ----------
----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $
    -0-
                                                   ----------
----------
                                                   ----------
----------
Net loss per unit of limited partnership
 interest                                         $     (1.01) $
  (0.40)
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the six months ended June 30, 1998
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited
General
                            Total      Partners     Partners
Partners
                         ----------   ----------   ----------
----------
Partners' equity
  (deficit)-
  December 31, 1997     $12,868,780  $ 5,330,720  $ 8,878,175
$(1,340,115)

Net loss                   (303,777)    (297,701)         -0-
 (6,076)

Distributions              (788,836)    (773,060)         -0-
(15,776)
                         ----------   ----------   ----------
----------
Partners' equity
  (deficit)-
  June 30, 1998         $11,776,167  $ 4,259,959  $ 8,878,175
$(1,361,967)
                         ----------   ----------   ----------
----------
                         ----------   ----------   ----------
----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Cash flows from operating activities:
Net loss                                          $  (303,777) $
(36,791)
                                                   ----------
----------
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                     1,512,420
1,512,420
   Amortization of loan fees included in
    interest expense                                   10,314
 10,314
   Change in other assets                              60,324
  6,824
   Change in accrued liabilities                      386,550
232,472
   Change in accounts payable, affiliate              187,885
 (1,770)
   Change in unearned rent and tenant deposits         15,805
 76,336
                                                   ----------
----------
    Total adjustments                               2,173,298
1,836,596
                                                   ----------
----------
Net cash provided by operating activities           1,869,521
1,799,805
                                                   ----------
----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (604,626)
(557,563)
 Distributions to partners                           (788,836)
(788,836)
                                                   ----------
----------
Net cash used in financing activities              (1,393,462)
(1,346,399)
                                                   ----------
----------
Net increase in cash and cash equivalents             476,059
453,406
Cash and cash equivalents, beginning of period      4,161,323
3,946,802
                                                   ----------
----------
Cash and cash equivalents, end of period          $ 4,637,382  $
4,400,208
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P.,
I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1998 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended
December 31,
1997.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30,1998    December 31,
1997

----------------------------------
Apartment buildings                  $ 83,030,825        $
83,030,825
Equipment                               4,369,974
4,369,974
Land                                   18,053,226
18,053,226
                                      -----------
-----------
                                      105,454,025
105,454,025
Less: Accumulated depreciation        (32,357,628)
(30,845,208)
                                       -----------
-----------
                                     $ 73,096,397        $
74,608,817
                                      -----------
-----------
                                      -----------
-----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1998 and 1997.


                                                 1998
1997

-----------------------
Expensed to the General Partners:
 Supervisory management fee                   $159,960
$159,361
 Special distribution                          146,085
145,486
 Administrative expense reimbursements          13,875
13,875
                                               -------
-------
                                              $319,920
$318,722
                                               -------
-------
                                               -------
-------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $239,426
$239,109
                                               -------
-------
                                               -------
-------

Accruals of $40,734 and $41,966 for property management fees and
$160,938
and $161,964 for General Partner fees were outstanding at June
30, 1998
and December 31, 1997, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General
Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache
General Partner, owned 4,663 Units at June 30, 1998.

On May 15, 1998, the Spanos General Partner initiated a consent solicitation for the Unitholders to consider a proposal to sell the
Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in
Note D. The settlement includes a provision whereby an affiliate of the
Spanos General Partner will open the auction with a bid of $22,440,000 in excess of the outstanding mortgage debt. The settlement also provided for the Spanos General Partner to pay the costs of the consent solicitation subject to reimbursement by the Partnership if a majority in interest of the Unitholders approved the proposal. As of June 30, 1998, the Partnership had received consent from the requisite number of Unitholders.
On July 20, 1998, the Partnership reimbursed the Spanos General
Partner for
$190,143 of solicitation costs.  Such amount was accrued at June
30, 1998.

NOTE D - CONTINGENCIES

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions pending before a single judge of the United States District Court for the Southern District of New York.
The settlement contemplated, among other things, the sale of all of the
Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. On June 30, 1998, a majority in interest of the Unitholders approved the proposed auction sale of the properties and the liquidation of the Partnership. On July 21, 1998, a hearing before the Court was held to determine whether the settlement is fair and reasonable. After the hearing, the Court entered an order and final judgment approving the settlement, which includes the auction of the
Partnership's properties and liquidation of the Partnership. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid second quarter cash distributions of $386,530 to the
Unitholders and $7,888 to the General Partners in August 1998.

Item 2.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,637,000 at June 30, 1998. There are no proposed programs for renovation, improvement or development of the
Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,870,000 in the first half of 1998, of which $651,000 reflects timing differences related to current assets and liabilities. Of the balance, $605,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and
$614,000 was paid in cash distributions. Total distributions for the first half of 1998 were $789,000, which included $175,000 paid from previously accumulated cash.

On June 1, 1998, the Partnership and the lender on the Sandpebble mortgage entered into an agreement to extend the maturity date of the debt by eight months to February 1, 1999. The Partnership paid a fee to the lender and other costs totaling $31,000 in connection with the extension, which amount is included in interest expense on the statements of operations.

On June 30, 1998, a majority in interest of the Unitholders approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict
Litigation described in Note D to the financial statements. The settlement includes a provision whereby an affiliate of the Spanos General Partner will open the auction with a bid of $22,440,000 in excess of the outstanding mortgage debt. On July 21, 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the litigation. Although there can be no assurance that the conditions to implementation of the settlement will be satisfied, it appears likely that the affairs of the Partnership will begin to be wound down in early 1999.

Results of Operations

Rental revenue was $7,998,000 for the first half months of 1998, a slight increase compared to the first half of 1997. Revenue was down
$155,000 or 6.9% at the Partnership's two Nevada properties due to lower occupancy and effective rental rates, but the decline was offset by revenue increases at the Partnership's other properties. The average occupancy of the eight properties was 93.8% for the first six months of 1998 compared to
94.1% for the same period last year. Property operating expenses were
$2,794,000 for the first six months of 1998, unchanged from the comparable period last year. Operations for the second quarter of 1998 reflect
$306,000 of nonrecurring costs incurred with respect to the solicitation of consents for the proposed auction and liquidation. Any future costs with respect to the solicitation are not expected to be material. The General
Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's
Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 1998, the Spanos General Partner initiated a consent solicitation for the Unitholders to consider a plan of action (the "Plan") involving: (i) the sale of substantially all of the assets of the Partnership in a public auction (the "Auction"), (ii) the amendment of the
Amended and Restated Agreement of Limited Partnership of the Partnership to permit an affiliate of one of the general partners of the Partnership to bid for, and if successful to purchase, one or more of the Partnership's real properties (the "Amendment") and (iii) the subsequent complete termination and liquidation of the Partnership (the "Plan of Liquidation").
The Plan was proposed in connection with, and pursuant to the terms of, a proposed settlement by the Spanos General Partner and its affiliates (the
"Settlement") of certain class action litigation (the "Litigation") then pending in the United States District Court for the Southern District of
New York (the "Court").

Set forth below is a summary of the tabulation of the forms of Consents received through the close of business on July 10, 1998, the extended termination date of the solicitation, showing that the consents of
Unitholders holding a majority of the outstanding Units have been received with respect to all three proposals.

                                       Units       % of     % of
Units
             Proposal                  Voted    Units Voted
Outstanding
1. The Auction
      Consents:                        181,360      88.6%
57.2%
      Does Not Consent:                 11,662       5.7%
3.7%
      Abstains:                         11,641       5.7%
3.7%
                                       -------
      Total Votes                      204,663

2. The Amendment
       Consents:                       170,767       83.4%
53.9%
       Does Not Consent:                12,560        6.2%
4.0%
       Abstains:                        21,336       10.4%
6.7%
                                       -------
      Total Votes                      204,663

3.  The Plan of Liquidation
       Consents:                       183,194       89.5%
57.8%
       Not Consent:                     10,390        5.1%
3.6%
       Abstains:                        11,079        5.4%
3.5%
                                       -------
      Total Votes                      204,663


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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I
(Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 13,
1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 13,
1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer