Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1998-11-17
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1998 and 1997 . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1998 and 1997 . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1998  . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1998 and 1997 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     11


Part II.  Other Information . . . . . . . . . . . . . . . . .    12

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $72,340,187  $74,608,817
Cash and cash equivalents                           4,405,674    4,161,323
Other assets (net of accumulated amortization
 of $1,312,843 and $1,297,372, respectively)          475,281      487,017
                                                   ----------   ----------
                                                  $77,221,142  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $63,267,740  $64,183,994
Accounts payable                                      974,714      608,500
Accounts payable, affiliate                           203,059      203,930
Accrued distributions                                 394,418      394,418
Accrued interest                                      420,453      428,040
Unearned rent and tenant deposits                     584,016      569,495
                                                   ----------   ----------
                                                   65,844,400   66,388,377
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       3,868,522    5,330,720
Subordinated limited partners' equity (46,364
  units authorized and outstanding)                 8,878,175    8,878,175
General partners' deficit                          (1,369,955)  (1,340,115)
                                                   ----------   ----------
                                                   11,376,742   12,868,780
                                                   ----------   ----------
                                                  $77,221,142  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $12,066,789  $11,945,380
 Interest                                             101,612       92,866
                                                   ----------   ----------
                                                   12,168,401   12,038,246
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,321,609    4,319,090
 Property taxes                                       854,934      835,359
 Property management fees to affiliates               361,432      358,011
 General and administrative expense                    93,211       94,929
 Proxy solicitation costs                             316,609          -0-
 Interest expense                                   3,778,088    3,819,954
 Management fees to General Partners                  482,672      477,816
 Depreciation                                       2,268,630    2,268,630
                                                   ----------   ----------
                                                   12,477,185   12,173,789
                                                   ----------   ----------
Net loss                                          $  (308,784) $  (135,543)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (6,176) $    (2,711)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (302,608) $  (132,832)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.96) $     (0.42)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the three months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,068,781  $ 3,977,323
 Interest                                              37,121       28,458
                                                   ----------   ----------
                                                    4,105,902    4,005,781
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,527,979    1,525,331
 Property taxes                                       277,563      258,477
 Property management fees to affiliates               122,006      118,902
 General and administrative expense                    12,752       18,687
 Proxy solicitation costs                              10,239          -0-
 Interest expense                                   1,241,408    1,267,832
 Management fees to General Partners                  162,752      159,094
 Depreciation                                         756,210      756,210
                                                   ----------   ----------
                                                    4,110,909    4,104,533
                                                   ----------   ----------
Net loss                                          $    (5,007) $   (98,752)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $      (100) $    (1,975)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $    (4,907) $   (96,777)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.02) $     (0.31)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
             For the nine months ended September 30, 1998
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $12,868,780  $ 5,330,720  $ 8,878,175  $(1,340,115)

Net loss                   (308,784)    (302,608)         -0-       (6,176)

Distributions            (1,183,254)  (1,159,590)         -0-      (23,664)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  September 30, 1998    $11,376,742  $ 3,868,522  $ 8,878,175  $(1,369,955)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (308,784) $  (135,543)
                                                   ----------   ----------
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation                                     2,268,630    2,268,630
   Amortization of loan fees included in
    interest expense                                   15,471       15,471
   Change in other assets                              (3,735)      41,866
   Change in accrued liabilities                      358,627      371,004
   Change in accounts payable, affiliate                 (871)      (1,382)
   Change in unearned rent and tenant deposits         14,521       12,753
                                                   ----------   ----------
    Total adjustments                               2,652,643    2,708,342
                                                   ----------   ----------
Net cash provided by operating activities           2,343,859    2,572,799
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (916,254)    (844,929)
 Distributions to partners                         (1,183,254)  (1,183,254)
                                                   ----------   ----------
Net cash used in financing activities              (2,099,508)  (2,028,183)
                                                   ----------   ----------
Net increase in cash and cash equivalents             244,351      544,616
Cash and cash equivalents, beginning of period      4,161,323    3,946,802
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,405,674  $ 4,491,418
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1998 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1997.

NOTE B - PROPERTY

Property is comprised of the following:

                                  September 30,1998    December 31, 1997
                                  --------------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (33,113,838)        (30,845,208)
                                       -----------         -----------
                                     $ 72,340,187        $ 74,608,817
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1998 and 1997.


                                                 1998           1997
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $241,336       $238,908
 Special distribution                          187,193        184,765
 Administrative expense reimbursements          54,143         54,143
                                               -------        -------
                                              $482,672       $477,816
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $361,432       $358,011
                                               -------        -------
                                               -------        -------

Accruals of $40,307 and $41,966 for property management fees and $162,752 and $161,964 for General Partner fees were outstanding at September 30, 1998 and December 31, 1997, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at September 30, 1998.

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

NOTE D - CONTINGENCIES

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions pending before a single judge of the United States District Court for the Southern District of New York.
The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. As of June 30, 1998, a majority in interest of the Unitholders approved the proposed auction sale of the properties and the liquidation of the Partnership. On July 21, 1998, a hearing before the Court was held to determine whether the settlement is fair and reasonable. After the hearing, the Court entered an order and final judgment approving the settlement, which includes the auction of the Partnership's properties and liquidation of the Partnership. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid third quarter cash distributions of $386,530 to the Unitholders and $7,888 to the General Partners in November 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,406,000 at September 30, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,344,000 in the first nine months of 1998, of which $369,000 reflects timing differences related to current assets and liabilities. Of the balance, $916,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and $1,059,000 was paid in cash distributions. Total distributions for the first nine months of 1998 were $1,183,000, which included $124,000 paid from previously accumulated cash.

On June 1, 1998, the Partnership and the lender on the Sandpebble mortgage entered into an agreement to extend the maturity date of the debt by eight months to February 1, 1999. The Partnership paid a fee to the lender and other costs totaling $31,000 in connection with the extension, which amount is included in interest expense on the statements of operations.

As of June 30, 1998, a majority in interest of the Unitholders approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in Note D to the financial statements. The settlement includes a provision whereby an affiliate of the Spanos General Partner will open the auction with a bid of $22,440,000 in excess of the outstanding mortgage debt. On July 21, 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the
litigation.   The Partnership's sales agent, E& Y Kenneth Leventhal,
commenced marketing the Properties in October 1998, and it is anticipated that the winning bid or bids will be known and the closings of the sales will occur in the first quarter of 1999.

Results of Operations

Rental revenue was $12,067,000 for the first nine months of 1998, an increase of 1% compared to the same period last year. Revenue was down $199,000 or 5.9% at the Partnership's two Nevada properties due to lower occupancy and effective rental rates, and $35,000 or 2.8% at Cameron Creek in Tempe, Arizona, which had new competition this year for the property's student market. Those declines were more than offset by revenue increases at the Partnership's other properties, however. The average occupancy of the eight properties was 94.4% for the first nine months of 1998 compared to 94.2% for the same period last year.

Property operating expenses were $4,322,000 for the first nine months of 1998, only slightly above the comparable period last year. Comparative third quarter 1998 and 1997 operating results generally reflect the same trends.


Operating results for 1998 reflect $317,000 of nonrecurring costs incurred with respect to the solicitation of consents for the proposed auction and liquidation. Any future costs with respect to the solicitation are not expected to be material. The General Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

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

           4(f)  Amendment No. 15 dated August 12, 1998, to the
                 Amended and Restated Agreement of Limited Partnership of Registrant (filed herewith).

           27    Financial Data Schedule (filed herewith).

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 13, 1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 13, 1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer