Form 10-K
period 1998-12-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1999-04-20
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                             TABLE OF CONTENTS

                                  Part I

Item  1. Business                                                           3
Item  2. Properties                                                         5
Item  3. Legal Proceedings                                                  7
Item  4. Submission of Matters to a Vote of Security Holders                7


                                  Part II

Item  5. Market for the Partnership's Depository Units of Limited
          Partnership Interest and Related Security Holder Matters          8
Item  6. Selected Financial Data                                           10
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       13
Item  8. Financial Statements and Supplementary Data                       14
Item  9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              28


                                Part III

Item 10. Directors and Executive Officers of the Registrant                29
Item 11. Executive Compensation                                            32
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                       32
Item 13. Certain Relationships and Related Transactions                    33


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              35

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

In June 1998, a majority in interest of the limited partners approved a proposal to sell the remaining Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In February and March 1999, the Partnership entered into contracts to sell the Properties to three different buyers. However, no assurance can be given that the sales will take place as provided in the contracts. See note F to the financial statements at Item 8.

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

The Partnership does not segregate revenues or assets by geographic regions. The Properties that accounted for more than 15% of revenue during any of the past three years are Rancho del Sol (16% to 17%), Harbor Pointe (18% to 19%), Regency Square (15%) and Bernardo Crest (16%). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1998. The Partnership is engaged in only one reportable segment, which is real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 2.  Properties

The Partnership owned the eight Properties described below at March 1, 1999:

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

Rancho del Sol Apartments:                  Las Vegas, Nevada          12/30/88      Great Western Bank (3)
a 376-unit garden apartment complex
located on approximately 16 acres.

Sandpebble Village Apartments:              Sparks, Nevada             12/30/88      Wells Fargo Realty
a 236-unit garden apartment complex
located on approximately 11.5 acres.

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

Pointe West Apartments:                     Aurora, Colorado           09/30/89      Great Western Bank (4)
a 138-unit garden apartment complex         (suburb of Denver)
located on approximately 5.27 acres.

                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (5)  1998 Realty Tax Data
                     1998   1997   1996   1995   1994      1998    1997    1996    1995    1994       Amount     Rate
Silver Springs       95.7%  93.8%  94.1%  95.1%  95.2%     $7,281  $6,924  $7,029  $6,832  $6,183     $ 86,525  1.0527%
Rancho del Sol       92.1%  93.7%  94.9%  93.6%  95.7%     $6,823  $7,112  $7,099  $6,921  $6,850     $160,370  0.9849%
Sandpebble Village   92.4%  95.3%  97.4%  95.8%  96.0%     $7,085  $7,505  $7,519  $7,142  $6,875     $114,987  1.1665%
Regency Square       93.4%  92.3%  94.4%  96.2%  94.8%     $8,496  $8,408  $8,582  $8,219  $7,452     $202,160  1.5060%
Cameron Creek        91.2%  94.5%  92.8%  93.0%  94.4%     $7,610  $7,826  $7,544  $7,187  $6,816     $110,838  1.3047%
Harbor Pointe        95.7%  93.5%  92.1%  94.5%  97.2%     $8,284  $8,065  $7,951  $7,828  $7,433     $234,953  1.5780%
Bernardo Crest       97.5%  96.4%  95.2%  94.4%  91.5%    $11,604 $10,617 $10,215  $9,736  $9,167     $182,546  1.0220%
Pointe West          94.9%  95.4%  93.9%  95.7%  94.7%     $7,195  $6,968  $6,514  $6,348  $5,903     $ 59,047  0.8644%

(1) The Partnership has a 100% fee simple ownership interest in each Property subject to a first mortgage lien in favor of the indicated holder.  Each mortgage is secured only by the Property to which it relates and is without recourse to either of the General Partners or the Partnership.  (See  Note C to the Financial Statements.)

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

(4) Loan may be prepaid upon payment of a 2% prepayment charge.  The lender may waive the prepayment charge for principal prepayments during the calendar year which do not exceed 20% of the original loan balance and for prepayments made within 90 days of a notice of installment adjustment.
The lender will also waive the prepayment charge so long as A.G. Spanos Construction, Inc. or any entity owned and controlled  by A.G. Spanos Construction or by Alex G. Spanos remains liable on the loan.

(5) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

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

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had three limited partners as of March 4, 1999: AGS Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and two affiliates of the Spanos General Partner which are holders of Subordinated Limited Partnership Interests ("Subordinated Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 4,723 Unitholders as of March 4, 1999.

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

The Partnership resumed paying Distributions to the Unitholders in 1996. Distributions had been suspended beginning with the third quarter of 1992. Distributions were paid approximately 45 days after the end of the specified quarter as follows:

                 Quarter Ended              Distribution

             March 31, 1997                            $1.22
             June 30, 1997                             $1.22
             September 30, 1997                        $1.22
             December 31, 1997                         $1.22
             March 31, 1998                            $1.22
             June 30, 1998                             $1.22
             September 30, 1998                        $1.22
             December 31, 1998                         $1.22

All of the distributions paid to Unitholders for 1997 and 1998 represents a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. As a result of the Properties being under contracts for sale, future distributions will be dependent upon the timing of the closings of the sales and the ultimate liquidation of the Partnership.

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1998         1997         1996         1995         1994
Total revenues                       $16,297,357  $16,124,230  $15,930,615  $15,362,108  $14,499,788

Interest expense                      $5,019,008   $5,082,298   $5,176,971   $6,014,655   $6,381,294

Net loss                               ($224,275)    ($53,509)   ($402,122) ($1,752,058) ($2,713,210)

Net loss per Unit                         ($0.69)      ($0.17)      ($1.24)      ($5.42)      ($8.39)

Net loss per Subordinated
  Interest                                    --           --           --           --           --

Cash distributions per Unit (b)            $4.88        $4.88        $4.88           --           --

Cash distributions per
  Subordinated Interest                       --           --           --           --           --

Total assets                         $76,296,301  $79,257,157  $82,001,149  $84,563,942  $87,946,202

Mortgage loans payable               $62,949,730  $64,183,994  $65,322,170  $66,361,897  $67,215,017


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,160,000 at December 31, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

In June 1998, a majority in interest of the limited partners approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In February and March 1999, the Partnership entered into contracts to sell the Properties to three separate buyers. Based on the contract sales price, the Partnership is expected to make liquidating distributions of approximately $100 per Unit in 1999, consisting of initial distributions of the majority of the proceeds as soon as practicable after the closings and the remainder by year end. However, no assurance can be given that the sales will take place as provided in the contracts.

The Partnership's operating activities provided cash of $2,811,000 in 1998, of which $1,234,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and $1,578,000 was paid in cash distributions. Scheduled principal amortization increased in 1997 and 1998, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

The Partnership's long term debt, which consists of eight real estate mortgages with respect to the Properties, was $62,950,000 at December 31, 1998. This debt requires monthly installments of principal and interest of $519,000. The Properties are currently generating aggregate revenue to cover operating expenses and monthly debt service. Five of the mortgages are fully self-amortizing. The Sandpebble mortgage requires a balloon payment of approximately $5,474,000 on June 1, 1999. The other two require balloon payments of $5,030,000 in 2000 and $7,732,000 in 2001.
The General Partners anticipate that the balloon payments will be satisfied from the proceeds of the pending sale. If not, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

Results of Operations

1998 Compared to 1997. Rental revenue was $16,161,000 in 1998, up 1% from 1997. Revenue increased at five properties (Silver Springs, Regency Square, Harbor Pointe, Bernardo Crest and Pointe West) reflecting increases in both occupancy and effective rental rates. Revenue was down 4.1% at Rancho del Sol, 5.6% at Sandpebble Village and 2.8% at Cameron Creek, principally because of lower occupancy. Overall, the weighted average occupancy of the Apartment Projects was 94% in 1998 compared to 94.2% in 1997.

Operating costs were generally stable from 1997 to 1998. Property operating expenses were $5,788,000 in 1998 compared to $5,736,000 for 1997. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) declined to $243,000 in 1998 compared to $265,000 for 1997. Furnished unit expense was up $32,000 compared to 1997, reflecting more furnished unit rentals in 1998. Operating expenses excluding major repairs and furnished unit expense increased $71,000 or approximately 1.3% over 1997. Property taxes increased $32,000 or 2.9%. Interest expense declined $63,000, reflecting lower outstanding principal on the mortgage loans.

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

Year 2000.

Given the pending property sale and liquidation, the General Partners have undertaken only a limited review of how the Partnership's operations may be affected by the Year 2000 problem. Assuming the liquidation begins in April or May 1999 as planned, the Partnership is not expected to incur any significant year 2000 compliance costs. If the sale does not occur, the Partnership would be faced with the possibility of continuing to operate after year end, and the General Partners would have to complete a more thorough year 2000 review.

The currently expected worst case scenarios involve malfunctions in computer systems and/or in mechanical operations, such as HVAC systems, elevators and electronic entry systems. The Partnership has converted the on-site resident management software at some of the Properties to a year 2000 compliant version, and could readily convert the others if the need arises. The Spanos General Partner believes that problems with mechanical systems could be temporarily corrected manually, and repaired permanently in a reasonable period of time.

Should the sale not occur, the General Partners would also have to develop contingency plans to deal with possible year 2000 disruptions. Such plans would likely include preparing hard copies of all significant reports at the end of 1999; developing manual procedures for any period of disruption of services or communication; and inventorying larger than usual supplies in case replacements are required as a result of any year 2000 casualty.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk disclosures are not being presented due to immateriality.

Item 8.   Financial Statements and Supplementary Data              Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1998 and 1997                        16

Statements of operations for the years ended
  December 31, 1998, 1997 and 1996                                  17

Statements of changes in partners' equity (deficit)
  for the years ended December 31, 1998, 1997 and 1996              18

Statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996                                  19

Notes to financial statements                                    20-27

Schedule to financial statements                                    42

                    INDEPENDENT AUDITORS' REPORT


General and Limited Partners
Prudential-Bache/A.G. Spanos
Realty Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Realty Partners L.P., I (a limited partnership) (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of the Partnership listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Realty Partners L.P., I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note F to the financial statements, in February and March 1999, the Partnership entered into agreements to sell all the Properties. No assurance can be given that the sales will take place as provided in the agreements.


/s/ Deloitte & Touche LLP
San Francisco, California

March 12, 1999

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS

                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $71,583,977  $74,608,817
Cash and cash equivalents                           4,160,132    4,161,323
Other assets (net of accumulated amortization
 of $1,318,000 and $1,297,372, respectively)          552,192      487,017
                                                   ----------   ----------
                                                  $76,296,301  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $62,949,730  $64,183,994
Accounts payable                                      683,274      602,925
Accounts payable, affiliate                           204,608      203,930
Distributions payable                                 394,418      394,418
Accrued interest                                      421,267      433,615
Unearned rent and tenant deposits                     576,171      569,495
                                                   ----------   ----------
                                                   65,229,468   66,388,377
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       3,564,811    5,330,720
Subordinated limited partners' equity (46,364 units
  authorized and outstanding)                       8,878,175    8,878,175
General partners' deficit                          (1,376,153)  (1,340,115)
                                                   ----------   ----------
                                                   11,066,833   12,868,780
                                                   ----------   ----------
                                                  $76,296,301  $79,257,157
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the years ended December 31, 1998, 1997 and 1996

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $16,160,792  $15,994,514  $15,811,247
 Interest                                             136,565      129,716      119,368
                                                   ----------   ----------   ----------
                                                   16,297,357   16,124,230   15,930,615
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        5,787,545    5,736,362    5,716,463
 Property taxes                                     1,142,033    1,109,706    1,033,812
 Property management fees to affiliates               484,657      479,863      474,158
 General and administrative expense                   100,573      104,890       94,903
 Proxy costs                                          316,544          -0-          -0-
 Interest expense                                   5,019,008    5,082,298    5,176,971
 Management fees to General Partners                  646,432      639,780      632,450
 Depreciation                                       3,024,840    3,024,840    3,203,980
                                                   ----------   ----------   ----------
                                                   16,521,632   16,177,739   16,332,737
                                                   ----------   ----------   ----------
Net loss                                          $  (224,275) $   (53,509) $  (402,122)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net loss allocated to General Partners            $    (4,486) $    (1,070) $    (8,042)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Limited Partners            $  (219,789) $   (52,439) $  (394,080)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-  $       -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (0.69) $     (0.17) $     (1.24)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
           For the years ended December 31, 1998, 1997 and 1996

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,479,763  $ 8,869,479  $ 8,878,175  $(1,267,891)

Net loss                   (402,122)    (394,080)         -0-       (8,042)

Distributions            (1,577,680)  (1,546,120)         -0-      (31,560)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996      14,499,961    6,929,279    8,878,175   (1,307,493)

Net loss                    (53,509)     (52,439)         -0-       (1,070)

Distributions            (1,577,672)  (1,546,120)         -0-      (31,552)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997      12,868,780    5,330,720    8,878,175   (1,340,115)

Net loss                   (224,275)    (219,789)         -0-       (4,486)

Distributions            (1,577,672)  (1,546,120)         -0-      (31,552)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1998     $11,066,833  $ 3,564,811  $ 8,878,175  $(1,376,153)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1998, 1997 and 1996

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (224,275) $   (53,509) $  (402,122)
                                                   ----------   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     3,024,840    3,024,840    3,203,980
   Amortization of loan fees included in
    interest expense                                   20,628       20,628       20,628
   (Increase) decrease in other assets                (85,803)     (86,955)      22,312
   Increase (decrease) in accounts payable             80,349         (161)      31,800
   Increase in accounts payable, affiliate                678        3,541        2,777
   Increase (decrease) in accrued interest            (12,348)       5,575       (6,578)
   Increase in unearned rent and tenant deposits        6,676       16,410       34,319
                                                   ----------   ----------   ----------
    Total adjustments                               3,035,020    2,983,878    3,309,238
                                                   ----------   ----------   ----------
Net cash provided by operating activities           2,810,745    2,930,369    2,907,116
                                                   ----------   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization              (1,234,264)  (1,138,176)  (1,039,727)
 Distributions to partners                         (1,577,672)  (1,577,672)  (1,183,262)
                                                   ----------   ----------   ----------
Net cash used in financing activities              (2,811,936)  (2,715,848)  (2,222,989)
                                                   ----------   ----------   ----------
Net increase (decrease) in cash and
 cash equivalents                                      (1,191)     214,521      684,127
Cash and cash equivalents, beginning of year        4,161,323    3,946,802    3,262,675
                                                   ----------   ----------   ----------
Cash and cash equivalents, end of year            $ 4,160,132  $ 4,161,323  $ 3,946,802
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

                      PRUDENTIAL-BACHE/A. G. SPANOS
                          REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
              Years Ended December 31, 1998, 1997 and 1996


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

In June 1998, a majority in interest of the limited partners approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in Note E below. In July 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the litigation. In February and March 1999, the Partnership entered into contracts to sell the Properties to three buyers. See Note F below.

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

Income Taxes

No provision has been made for federal or state income taxes (or benefits) since such items are the responsibility of the partners. A reconciliation of the net loss in the financial statements to the net taxable income
(loss) is set forth below:

                                            1998         1997         1996

Net loss per financial statements         $(224,275)    $(53,509)  $ (402,122)
Financial statement depreciation
 in excess of tax depreciation              124,141      124,558      175,997
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                 (13,648)       6,145          148
Proxy costs capitalized for tax
 purposes                                   316,544          -0-          -0-
                                         ----------   ----------   ----------
Net taxable income (loss)                  $202,762      $77,194 $   (225,977)
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

The book and tax bases of partners' equity differ by the cumulative effect of the book to tax income adjustments.

Allocations and Distributions

Pursuant to the Partnership Agreement, operating income, losses and cash distributions are generally allocated 98% to the Unitholders and 2% to the General Partners. Taxable income and losses are allocated in the same manner. Cash distributions resulting from refinancings and non-terminating sales of the Properties are generally allocable as follows:
First, 98% to the limited partners and 2% to the General Partners until

(i) the aggregate of all such distributions equals the limited partners' aggregate capital contributions and (ii) the aggregate of all other cash distributions (including operating cash distributions, but excluding distributions in repayment of capital contributions) equals the limited partners' 10% per annum cumulative noncompounded return on their adjusted capital contributions (the "First Level Sale or Refinance Distributions"). Thereafter, cash distributions resulting from a sale or refinancing are generally allocable 85% to the Unitholders and 15% to the General Partners (the "Second Level Sale or Refinance Distributions"). Income from non-terminating sales of the Properties is generally allocable in the same manner as cash distributions resulting from such sales, after taking into account the depreciation expense with respect to the Properties sold.

The sale of all the Properties as approved by the limited partners constitutes a terminating sale under the Partnership Agreement. The Partnership Agreement provides that net income from a terminating sale is allocated first to the general and limited partners to the extent of their negative capital account balances, then 98% to the limited partners and 2% to the General Partners until their capital account balances equal their Adjusted Contributions (i.e., their original capital contribution of $250 per unit less any prior distributions of cash from sale or refinancings or from working capital reserves), and then in varying percentages to the limited and general partners. The capital account balances of the Subordinated Limited Partners currently equal their Adjusted Contributions. There is not expected to be sufficient net income to restore the Unitholders' capital account balances to the level of their Adjusted Contributions. The Partnership Agreement provides that liquidating cash distributions are to be paid to the partners in accordance with their positive capital account balances after allocating the net income from the terminating transaction.

The Subordinated Interests entitle the holders to receive First Level Sale or Refinance Distributions and liquidating distributions in accordance with their positive capital account balances (with corresponding allocations of income on sales), but no allocations of operating income, losses or cash distributions and no allocations of Second Level Sale or Refinance Distributions.

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. The Partnership paid fourth quarter cash distributions of $394,418 in February 1999 and 1998. These distributions were accrued at December 31, 1998 and 1997.

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

Comprehensive Income   The Partnership adopted Statement of Financial
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three year period ended December 31, 1998, the Partnership had no items of other comprehensive loss except for net loss. Accordingly, comprehensive loss equals net loss for 1998, 1997 and 1996.

NOTE B - PROPERTY

Property is comprised of the following at December 31, 1998 and 1997:

                                           1998            1997

Apartment buildings                    $  83,030,825  $  83,030,825
Equipment                                  4,369,974      4,369,974
Land                                      18,053,226     18,053,226
                                         -----------    -----------
                                         105,454,025    105,454,025
Less: Accumulated depreciation           (33,870,048)   (30,845,208)
                                         -----------    -----------
                                       $  71,583,977  $  74,608,817
                                         -----------    -----------
                                         -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months.

In February and March 1999, the Partnership entered into contracts to sell the Properties to three buyers. See Note F below.

NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity   Principal and  Due During    Balloon
as Collateral                 at 12/31/98   at 12/31/97   Rate        Date          Interest    1999          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Silver Springs Village
 Tempe, Arizona               $ 5,285,417   $ 5,398,434        7.132  12/01/00       $ 41,485    $  125,163    $5,030,000

Rancho del Sol
 Las Vegas, Nevada             10,918,311    11,129,984        8.11%  10/01/19         92,172       229,494           N/A

Sandpebble Village
 Sparks, Nevada                 5,394,791     5,527,992        8.28%  06/01/99         48,828     5,394,791     5,474,000

Regency Square
 Chamblee, Georgia              8,052,190     8,191,919        8.00%  02/01/01         61,269       103,233     7,712,000

Cameron Creek
 Tempe, Arizona                 6,314,131     6,426,800        8.11%  10/01/19         52,480       122,155           N/A

Harbor Pointe
 Dunwoody, Georgia             12,692,781    12,930,605        7.75%  10/01/19        102,635       256,925           N/A

Pointe West
 Aurora, Colorado               2,981,867     3,063,205        7.61%  03/01/16         25,971        87,749           N/A

Bernardo Crest
 San Diego, California         11,310,242    11,515,055        8.12%  08/01/19         94,221       222,066           N/A
                              -----------   -----------                              --------   -----------
                              $62,949,730   $64,183,994                              $519,061    $6,541,576
                              -----------   -----------                              --------   -----------
                              -----------   -----------                              --------   -----------

Interest paid in 1998, 1997 and 1996 was $5,010,728, $5,056,095 and $5,162,921,
respectively.

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2003 and thereafter are as follows:

             1999                                  $ 6,541,576
             2000                                    6,262,350
             2001                                    8,807,983
             2002                                    1,165,320
               2003                                  1,261,599
             Thereafter                             38,910,902
                                                    ----------
                                                   $62,949,730
                                                    ----------
                                                    ----------

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

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totaled $484,657, $479,863, and $474,158 in 1998, 1997 and 1996, respectively. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,422,000, $1,379,000 and $1,301,000 in 1998, 1997 and 1996, respectively. Accruals of $40,848 and $41,966 for property management fees and $137,544 and $121,813 for salary expense reimbursements were outstanding at December 31, 1998 and 1997, respectively.

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

                                              1998       1997     1996

Supervisory management fee                  $323,216  $319,890  $316,225
Special distribution                         267,688   264,362   260,697
Administrative expense reimbursements         55,528    55,528    55,528
                                             -------   -------   -------
                                            $646,432  $639,780  $632,450
                                             -------   -------   -------
                                             -------   -------   -------
Accruals of $163,760 and $161,964 for management fees payable to the General Partners were outstanding at December 31, 1998 and 1997, respectively.

The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

In May 1998, the Spanos General Partner initiated a consent solicitation for the limited partners to consider the proposal to auction the Properties and then distribute the sale proceeds in liquidation of the Partnership. The Spanos General Partner agreed to pay the costs of the consent solicitation subject to reimbursement by the Partnership if a majority in interest of the limited partners approved the proposal. In June 1998, the Partnership received consent from the requisite number of limited partners. In July 1998, the Partnership reimbursed the Spanos General Partner for $190,143 of solicitation costs. The settlement required an affiliate of the Spanos General Partner to open the auction with a minimum bid for the Properties of $22,440,000 in excess of the outstanding mortgage debt.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at December 31, 1998.

NOTE E - CONTINGENCIES

In May 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions ("Multidistrict Litigation") pending before a single judge of the United States District Court for the Southern District of New York. The settlement contemplated, among other things, the sale of all of the Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court in August 1997. In June 1998, a majority in interest of the Unitholders approved the auction sale and liquidation of the Partnership. In July 1998, the Court entered an order and final judgment approving the settlement, auction and liquidation. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

In April 1994, a multiparty petition entitled Schreiber et al. v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleged common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit sought, among other things, compensatory and punitive damages, costs and attorney's fees. Most of the plaintiffs released their claims against the defendants in exchange for monetary payments by PSI at no cost to the Partnership. In February 1999, the court entered an order dismissing all remaining claims.


NOTE F - SUBSEQUENT EVENT

In February and March 1999, the Partnership entered into agreements to sell all the Properties to three separate buyers for an aggregate sales price of $110,943,921. The agreements provide for a closing as soon as practicable but in no event later than April 25, 1999, or such later date on or before June 1, 1999 as may be required by the Partnership in order to prepay the mortgage loans. No assurance can be given that the sales will take place as provided in the agreements.

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

        Barry L. Ruhl                                        Director

        Michael A. Spanos                                    Director

        Arthur J. Cole                         President and Director

        Jeremiah T. Murphy               Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 75, has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 50,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 48, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 39, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 47, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 44, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 54, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

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

        Brian J. Martin                    President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

        Barbara J. Brooks                Vice President - Finance and
                                              Chief Financial Officer

        Eugene D. Burak                                Vice President

        Chester A. Piskorowski                  Senior Vice President

        Frank W. Giordano                                    Director

        Nathalie P. Maio                                     Director

BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 50, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 53, is a Vice President of the Bache General Partner. He is a Senior Vice President of PSI and serves in various capacities for other affiliated companies. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 55, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 56, is a Director of the Bache General Partner. He is a Senior Vice President of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 48, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.


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

The Partnership has issued 48,513 Subordinated Interests (of which 46,364 remain outstanding at March 1, 1999) to affiliates of the Spanos General Partner, all of which Subordinated Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 1, 1999, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty Capital, Inc. as follows:

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

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1998, earned or received compensation or payments for services from the Partnership as follows:

                     Capacity in            Form of          Cash
    Recipient        Which Served         Compensation     Compensation

Spanos General    General Partner      Supervisory                 $323,216
  Partner                               Management Fee(1)

Bache General     General Partner      Special                      267,688
  Partner                                Distribution(2)

A.G. Spanos       Property Manager      Property                    484,657
  Management Inc.                       Management Fees(3)

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

           4(f) Amendment No. 15 dated August 12, 1998, to the
                Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(f) of the Quarterly Report on Form 10-Q dated September 30, 1998, File No. 0-17683.

          10(a) Agreement for Purchase and Sale of Real Property dated
                February 24, 1999 by and among the Partnership as Seller and General Services Corporation as Buyer (filed herewith).

          10(b) Agreement for Purchase and Sale of Real Property dated
                March 3, 1999 by and among the Partnership as Seller and SGD Investments, Inc. as Buyer (filed herewith).

          10(c) Agreement for Purchase and Sale of Real Property dated
                March 11, 1999 by and among the Partnership and A.G. Spanos Construction, Inc. as Sellers and WXI/SPN Real Estate Limited Partnership as Buyer (filed herewith).

           27   Financial Data Schedule (filed herewith)

   (b)   Reports on Form 8-K:

       There were no reports on Form 8-K filed during the last quarter of the period covered by this Report. On March 11 and 19, 1999, the Partnership filed reports on Form 8-K dated February 24 and March 11, 1999, to report that the Partnership had entered into contracts to sell the Properties.

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

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By:   Prudential-Bache Properties, Inc.
   A Delaware corporation, General Partner

   By: /s/Brian J. Martin                          Date: March 29, 1999
        ---------------------------------------
       Brian J. Martin
       Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By:   Prudential-Bache Properties, Inc.
   A Delaware corporation, General Partner

   By: /s/Brian J. Martin                          Date: March 29, 1999
        ---------------------------------------
       Brian J. Martin
       Chairman of the Board of Directors and Director
       (Principal Executive Officer)

   By: /s/Barbara J. Brooks                        Date: March 29, 1999
        ---------------------------------------
      Barbara J. Brooks
      Vice President-Finance and Chief Financial Officer
      (Principal Financial Officer)

   By: /s/Nathalie P. Maio                         Date: March 29, 1999
        ---------------------------------------
      Nathalie P. Maio
      Director

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

PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I (Registrant)

By:    A.G. Spanos Realty Partners, L.P.
       General Partner

       By: AGS Financial Corporation, a general partner

           By: /s/Arthur J. Cole                   Date: March 29, 1999
                -------------------------------
               Arthur J. Cole
               President
               (Principal Accounting Officer)

       By: A.G. Spanos Realty Capital, Inc., a general partner

           By: /s/Arthur J. Cole                   Date: March 29, 1999
                -------------------------------
               Arthur J. Cole
               Vice President

AGS DEPOSITORY CORP. (Registrant as to the issuance of Depository
Receipts with respect to the Assigned Limited Partnership Interests)


       By: /s/Arthur J. Cole                       Date: March 29, 1999
            -------------------------------
           Arthur J. Cole
           Vice President

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

By:     A.G. Spanos Realty Partners, L.P.
   General Partner

   By:  AGS Financial Corporation, a general partner

   By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Alex G. Spanos
        Chairman of the Board of Directors

   By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Dean A. Spanos
        Vice Chairman and Director

   By:  /s/Michael A. Spanos                       Date:  March 29, 1999
          ----------------------------------
        Michael A. Spanos
        Director

   By:  /s/Barry L. Ruhl                           Date:  March 29, 1999
          ----------------------------------
        Barry L. Ruhl
        Director

   By:  /s/Arthur J. Cole                          Date:  March 29, 1999
          ----------------------------------
        Arthur J. Cole
        President and Director
        (Principal Executive Officer)

   By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
        Jeremiah T. Murphy
        Executive Vice President and Chief Financial Officer
        (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty Capital, Inc., a general partner

   By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Alex G. Spanos
        President and Director (Principal Executive Officer)

   By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Dean A. Spanos
        Executive Vice President and Director

   By:  /s/Michael A. Spanos                       Date:  March 29, 1999
          ----------------------------------
        Michael A. Spanos
        Executive Vice President and Director

   By:  /s/Barry L. Ruhl                           Date:  March 29, 1999
          ----------------------------------
        Barry L. Ruhl
        Executive Vice President and Director

   By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
        Jeremiah T. Murphy
        Vice President (Principal Financial and Accounting Officer)

AGS Depository Corp.

   By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Alex G. Spanos
        Director, President and Chief Financial Officer
        (Principal Executive, Financial and Accounting Officer)

   By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
        Dean A. Spanos
        Director

   By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
        Jeremiah T. Murphy
        Director

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 4
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Silver Springs Village $1,842,000 $ 6,977,200    -0-    -0-   $ 1,417,226 $ 6,380,215 $  7,797,441 $ 2,648,077     1985     11/18/88
Tempe, Arizona

Rancho del Sol          3,019,000  17,919,645    -0-    -0-     2,358,000  18,007,683   20,365,683   7,144,263     1988     12/30/88
Las Vegas, Nevada

Sandpebble Village      1,409,000   8,615,000    -0-    -0-     1,055,000   8,418,056    9,473,056   3,346,995     1983     12/30/88
Sparks, Nevada

Regency Square          2,623,000  12,776,000    -0-    -0-     2,115,000  12,730,384   14,845,384   5,017,561     1988     01/31/89
Chamblee, Georgia

Cameron Creek           1,950,000   8,270,400    -0-    -0-     1,601,000   8,195,184    9,796,184   3,183,807     1988     03/31/89
Tempe, Arizona

Harbor Pointe           3,845,000  16,896,000    -0-    -0-     3,147,000  16,777,942   19,924,942   6,371,489     1988     06/30/89
Dunwoody, Georgia

Bernardo Crest          6,337,000  12,901,000    -0-    -0-     5,670,000  12,808,626   18,478,626   4,641,513     1988     12/04/89
San Diego, California

Pointe West               885,000   4,226,000    -0-    -0-       690,000   4,082,709    4,772,709   1,516,343     1985     09/29/89
Aurora, Colorado
                       ----------  ----------  ------ ------ ------------- ----------   ----------  ----------
                      $21,910,000 $88,581,245    -0-    -0-   $18,053,226 $87,400,799 $105,454,025 $33,870,048
                       ----------  ----------  ------ ------ ------------- ----------   ----------  ----------
                       ----------  ----------  ------ ------ ------------- ----------   ----------  ----------

See notes.
                                     42

              PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                        ( A Limited Partnership)

                          NOTES TO SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1 - See description of mortgage notes payable in note C of the Notes to Financial Statements. Depreciable property is depreciated over useful lives of 7 to 27.5 years.

Note 2 - The aggregate cost of real estate for federal income tax purposes is $105,454,025.

Note 3 - The Partnership acquired the Properties from affiliates of the Spanos General Partner. The amount of affiliate profit included in the amounts in column E is approximately $14,004,000.

Note 4 - Reconciliation of            1998         1997         1996
 accumulated depreciation:
                                   $30,845,208 $27,820,368 $24,616,388
Balance at beginning of period
Additions during period:             3,024,840   3,024,840   3,203,980
 Depreciation                       ----------  ----------  ----------
                                   $33,870,048 $30,845,208 $27,820,368
                                    ----------  ----------  ----------
                                    ----------  ----------  ----------