Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1999-05-17
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1999 and
         December 31, 1998 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1999 and 1998 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1999 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1999 and 1998 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     10


Part II.  Other Information . . . . . . . . . . . . . . . . .    11

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                   March 31,   December 31,
                                                      1999         1998
                                                   ----------   ----------
                     ASSETS
Property, net                                     $70,827,767  $71,583,977
Cash and cash equivalents                           4,439,046    4,160,132
Other assets (net of accumulated amortization
 of $1,323,157 and $1,318,000, respectively)          591,042      552,192
                                                   ----------   ----------
                                                  $75,857,855  $76,296,301
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $62,624,722  $62,949,730
Accounts payable                                      866,049      683,274
Accounts payable, affiliate                           203,817      204,608
Accrued distributions                                     -0-      394,418
Accrued interest                                      414,918      421,267
Unearned rent and tenant deposits                     572,372      576,171
                                                   ----------   ----------
                                                   64,681,878   65,229,468
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                       3,671,772    3,564,811
Subordinated limited partners' equity (46,364
  units authorized and outstanding)                 8,878,175    8,878,175
General partners' deficit                          (1,373,970)  (1,376,153)
                                                   ----------   ----------
                                                   11,175,977   11,066,833
                                                   ----------   ----------
                                                  $75,857,855  $76,296,301
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the three months ended March 31, 1999 and 1998
                                (Unaudited)

                                                      1999         1998
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,083,267  $ 3,974,567
 Interest                                              31,429       30,071
                                                   ----------   ----------
                                                    4,114,696    4,004,638
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,316,835    1,359,098
 Property taxes                                       292,061      285,998
 Property management fees to affiliates               122,253      118,720
 General and administrative expense                    48,900       47,957
 Interest expense                                   1,305,963    1,256,444
 Management fees to General Partners                  163,330      158,982
 Depreciation                                         756,210      756,210
                                                   ----------   ----------
                                                    4,005,552    3,983,409
                                                   ----------   ----------
Net income                                        $   109,144  $    21,229
                                                   ----------   ----------
                                                   ----------   ----------

Net income allocated to General Partners          $     2,183  $       425
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Limited Partners          $   106,961  $    20,804
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Subordinated
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income per unit of limited partnership
 interest                                         $      0.34  $      0.07
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
               For the three months ended March 31, 1999
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1998     $11,066,833  $ 3,564,811  $ 8,878,175  $(1,376,153)

Net income                  109,144      106,961          -0-        2,183
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1999        $11,175,977  $ 3,671,772  $ 8,878,175  $(1,373,970)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 1999 and 1998
                                (Unaudited)

                                                      1999         1998
                                                   ----------   ----------
Cash flows from operating activities:
Net income                                        $   109,144  $    21,229
                                                   ----------   ----------
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                       756,210      756,210
   Amortization of loan fees included in
    interest expense                                    5,157        5,157
   Change in other assets                             (44,007)     (53,538)
   Change in accrued liabilities                      176,426      206,119
   Change in accounts payable, affiliate                 (791)      (5,586)
   Change in unearned rent and tenant deposits         (3,799)      (4,469)
                                                   ----------   ----------
    Total adjustments                                 889,196      903,893
                                                   ----------   ----------
Net cash provided by operating activities             998,340      925,122
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (325,008)    (299,249)
 Distributions to partners                           (394,418)    (394,418)
                                                   ----------   ----------
                                                     (719,426)    (693,667)
                                                   ----------   ----------
Net increase in cash and cash equivalents             278,914      231,455
Cash and cash equivalents, beginning of period      4,160,132    4,161,323
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,439,046  $ 4,392,778
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1999 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1999 are not indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1998. The Partnership intents to liquidate in 1999 after all distributions have been paid to the partners.

NOTE B - PROPERTY

Property is comprised of the following:

                                    March 31, 1999    December 31, 1998
                                    -----------------------------------
Apartment buildings                  $ 83,030,825        $ 83,030,825
Equipment                               4,369,974           4,369,974
Land                                   18,053,226          18,053,226
                                      -----------         -----------
                                      105,454,025         105,454,025
Less: Accumulated depreciation        (34,626,258)        (33,870,048)
                                       -----------         -----------
                                     $ 70,827,767        $ 71,583,977
                                      -----------         -----------
                                      -----------         -----------

In February and March 1999, the Partnership entered into a contracts with three buyers to sell the Properties for an aggregate sale price of $110,943,921. The sale of seven of the Properties closed in April and May 1999. The eighth is expected to close in June 1999. Pursuant to the Settlement Agreement approved by the court in connection with the Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket 1005), the Partnership will pay approximately $3,000,000 in legal fees to the counsel representing the Unitholders, $2,755,026 of which amount was paid on May 6, 1999.

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1999 and 1998.


                                                 1999           1998
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 81,665       $ 79,491
 Special distribution                           67,830         65,656
 Administrative expense reimbursements          13,835         13,835
                                               -------        -------
                                              $163,330       $158,982
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $122,253       $118,720
                                               -------        -------
                                               -------        -------

Accruals of $40,487 and $40,848 for property management fees and $163,330 and $163,760 for General Partner fees were outstanding at March 31, 1999 and December 31, 1998, respectively. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at March 31, 1999.

NOTE D - SUBSEQUENT EVENT

In May 1999, the Partnership paid cash distributions of $31,682,800, $7,761,036 and $599,790 to the Unitholders, Subordinated Limited Partners and General Partners, respectively, from the sale of seven of the Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In June 1998, a majority in interest of the limited partners approved a proposal to sell all the Partnership's properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In February and March 1999, the Partnership entered into contracts with three buyers to sell the Properties. The sale of seven of the Properties closed in April and May 1999. The eighth is expected to close in June 1999. The Partnership expects to make liquidating distributions of approximately $110 per Unit in 1999. An initial liquidation distribution of $100 per unit was paid on May 6, 1999.

The Partnership's operating activities provided cash of $998,000 in the first quarter of 1999, of which $127,000 reflects timing differences related to current assets and liabilities. Of the balance, $325,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and $546,000 was retained.

Results of Operations

Rental revenue was $4,083,000 for the first three months of 1999, an increase of 2.7% compared to the same period last year, primarily due to increased occupancy and effective rental rates at Sandpebble Village, Regency Square, Harbor Pointe and Bernardo Crest. The average occupancy of the seven Apartment Projects was 93.4% for the first three months of 1999 compared to 93.6% for the first three months of 1998.

Property operating expenses decreased $42,000 compared to the first three months of 1998, principally because of lower repair and maintenance costs. Property management fees, which are 3% of property revenue, increased with the increase in revenue.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(None)

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

           10(a) Agreement for Purchase and Sale of Real Property dated
                 February 24, 1999 by and among the Partnership as Seller and General Services Corporation as Buyer, incorporated by reference to Exhibit 10(a) to Annual Report on Form 10-K, File No. 0-17683.

           10(b) Agreement for Purchase and Sale of Real Property dated
                 March 3, 1999 by and among the Partnership as Seller and SGD Investments, Inc. as Buyer, incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K, File No. 0-17683.

           10(c) Agreement for Purchase and Sale of Real Property dated
                 March 11, 1999 by and among the Partnership as Seller and WXI/SPN Real Estate Limited Partnership as Buyer, incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K, File No. 0-17683.

           27    Financial Data Schedule (filed herewith)

            Reports on Form 8-K

                 On March 11, 1999 the Partnership filed a report on Form 8-K dated February 24, 1999 to report that the Partnership had entered into contracts to sell four of the Properties.

                 On March 19, 1999 the Partnership filed a report on Form 8-K dated March 11, 1999 to report that the Partnership had entered into a contract to sell four of the Properties.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 17, 1999
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 17, 1999
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer