Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE A G SPANOS REALTY PARTNERS L P I
filed 1999-08-09
CIK 844159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Statement of net assets - June 30, 1999 . . . . . .      3

         Balance sheet - December 31, 1998 . . . . . . . . .      3

         Statement of changes in net assets for the three
         months ended June 30, 1999  . . . . . . . . . . . .      4

        Statements of operations for the three months ended
         March 31, 1999 and for the three and six months
         ended June 30, 1998 . . . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1999 . . . . .      5

         Statements of cash flows for the three months ended
         March 31, 1999 and for the six months ended
         June 30, 1998 . . . . . . . . . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     10


Part II.  Other Information . . . . . . . . . . . . . . . . .    11

          PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                    STATEMENT OF NET ASSETS (UNAUDITED)
                               June 30, 1999
                        (in process of liquidation)

ASSETS
Cash and cash equivalents                                         $  7,871,106
Post closing escrow account                                            612,237
Other assets                                                            89,988
                                                                     ---------
Total assets                                                         8,573,331
                                                                     ---------

LIABILITIES
Accounts payable                                                       345,434
Accounts payable, affiliate                                             40,204
Estimated liquidation expenses                                          75,000
Withholding taxes payable                                              773,818
                                                                     ---------
Total liabilities                                                    1,234,456
                                                                     ---------
Net assets available to limited, subordinated and
 general partners                                                 $  7,338,875
                                                                     =========
Limited partnership units issued and outstanding                       316,828
                                                                     =========


                         BALANCE SHEET (UNAUDITED)
                             December 31, 1998
                           (going concern basis)

ASSETS

Property, net                                                     $ 71,583,977
Cash and cash equivalents                                            4,160,132
Other assets (net of accumulated amortization
 of $1,318,000)                                                        552,192
                                                                    ----------
                                                                  $ 76,296,301
                                                                    ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                                            $ 62,949,730
Accounts payable                                                       683,274
Accounts payable, affiliate                                            204,608
Accrued distributions                                                  394,418
Accrued interest                                                       421,267
Unearned rent and tenant deposits                                      576,171
                                                                    ----------
                                                                    65,229,468
                                                                    ----------
Partners' equity (deficit):
Limited partners' equity (316,828 units
  authorized and outstanding)                                        3,564,811
Subordinated limited partners' equity (46,364
  units authorized and outstanding)                                  8,878,175
General partners' equity (deficit)                                  (1,376,153)
                                                                    ----------
                                                                    11,066,833
                                                                    ----------
                                                                  $ 76,296,301
                                                                    ==========

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

               STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                     Three months ended June 30, 1999
                        (in process of liquidation)


                                                      Subordinated
                                          Limited       Limited       General
                             Total        Partners      Partners     Partners
                          ----------    ----------     ----------   ----------
Net assets -
 April 1, 1999          $  11,175,977 $   3,671,772 $   8,878,175 $ (1,373,970)

Gain on property sale      39,262,369    37,133,906           -0-    2,128,463
Legal fees re
 settlement agreement      (3,035,215)   (3,035,215)          -0-          -0-
Net income from
 liquidating activities       (20,630)      (20,217)          -0-         (413)
Distributions             (40,043,626)  (31,682,800)   (7,761,036)    (599,790)
                          -----------   -----------    -----------  -----------
Net assets -
 June 30, 1999          $   7,338,875 $   6,067,446 $   1,117,139 $    154,290
                          ===========   ===========    ==========   ==========

                     STATEMENTS OF OPERATIONS (UNAUDITED)
             For the three months ended March 31, 1999 and 1998
                   and the six months ended June 30, 1998
                           (going concern basis)

                                                                    Six months
                                            Three months ended        ended
                                           3/31/99       6/30/98     6/30/98
                                          --------      --------    ----------
Revenues:
 Rental                               $   4,083,267 $   4,023,441 $  7,998,008
 Interest                                    31,429        34,420       64,491
                                         ----------    ----------   ----------
                                          4,114,696     4,057,861    8,062,499
                                         ----------    ----------   ----------
Expenses:
 Property operating expenses              1,316,835     1,434,532    2,793,630
 Property taxes                             292,061       291,373      577,371
 Property management fees to affiliates     122,253       120,706      239,426
 General and administrative expense          48,900        32,502       80,459
 Proxy solicitation costs                       -0-       306,370      306,370
 Interest expense                         1,305,963     1,280,236    2,536,680
 Management fees to affiliates              163,330       160,938      319,920
 Depreciation                               756,210       756,210    1,512,420
                                         ----------    ----------   ----------
                                          4,005,552     4,382,867    8,366,276
                                         ----------    ----------   ----------
Net income (loss)                     $     109,144 $    (325,006)$   (303,777)
                                         ==========    ==========   ==========
Net income (loss) allocated to
 General Partners                     $       2,183 $      (6,500)$     (6,076)
                                         ==========    ==========   ==========
Net income (loss) allocated to
 Limited Partners                     $     106,961 $    (318,506)$   (297,701)
                                         ==========    ==========   ==========
Net income (loss) allocated to
 Subordinated Limited Partners        $         -0- $         -0- $        -0-
                                         ==========    ==========   ==========
Net income (loss) per unit of limited
 partnership interest                 $        0.34 $       (1.01)$      (0.94)
                                         ==========    ==========   ==========

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

       STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
                   For the three months ended March 31, 1999
                           (going concern basis)

                                                      Subordinated
                                          Limited       Limited       General
                             Total        Partners      Partners     Partners
                          ----------    ----------     ----------   ----------
Partners' equity
 (deficit)-
 December 31, 1998      $  11,066,833  $  3,564,811  $  8,878,175  $(1,376,153)

Net income                    109,144       106,961           -0-        2,183
                           ----------    ----------    ----------   ----------
Partners' equity
  (deficit)-
 March 31, 1999         $  11,175,977  $  3,671,772  $  8,878,175  $(1,373,970)
                           ==========    ==========    ==========   ==========

See notes to financial statements.

           PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS L.P., I
                          (A Limited Partnership)

                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                  For the three months ended March 31, 1999
                   and the six months ended June 30, 1998
                           (going concern basis)

                                                       Three months  Six months
                                                          ended        ended
                                                         3/31/99      6/30/98
                                                        --------    ----------
Cash flows from operating activities:
Net income (loss)                                   $     109,144 $   (303,777)
 Adjustments to reconcile net income                   ----------    ---------
 (loss) to net cash provided by operating activities:
   Depreciation                                           756,210    1,512,420
   Amortization of loan fees included
    in interest expense                                     5,157       10,314
   Change in other assets                                 (44,007)      60,324
   Change in accounts payable, affiliate                  176,426      386,550
   Change in accrued liabilities                             (791)     187,885
   Change in unearned rent and tenant deposits             (3,799)      15,805
                                                       ----------   ----------
    Total adjustments                                     889,196    2,173,298
                                                       ----------   ----------
Net cash provided by operating activities                 998,340    1,869,521
                                                       ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                    (325,008)    (604,626)
 Distributions to partners                               (394,418)    (788,836)
                                                       ----------   ----------
Net cash used in financing activities                    (719,426)  (1,393,462)
                                                       ----------   ----------

Net increase in cash and cash equivalents                 278,914      476,059
Cash and cash equivalents, beginning of period          4,160,132    4,161,323
                                                       ----------   ----------
Cash and cash equivalents, end of period            $   4,439,046 $  4,637,382
                                                       ==========   ==========

See notes to financial statements.

             PRUDENTIAL-BACHE/A. G. SPANOS REALTY PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

As a result of its pending liquidation, the Partnership changed its method of accounting from the going-concern basis by adopting the liquidation basis of accounting effective April 1, 1999. Accordingly, the net assets of the Partnership at June 30, 1999 are stated at liquidation value, whereby the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements. The Partnership intends to liquidate in 1999 after all distributions have been paid to the partners. Prior to April 1, 1999, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when the Partnership first adopted the liquidation basis of accounting. Net assets at June 30, 1999 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1998.


NOTE B - PROPERTY

Effective April 1, 1999, the Partnership reclassified the Properties from held for use to held for sale and ceased depreciating them for financial statement purposes in accordance with the liquidation basis of accounting.

In February and March 1999, the Partnership entered into contracts with three buyers to sell the Properties for an aggregate sale price of $110,943,921. The sales closed in April, May and June 1999. The Partnership incurred selling expenses of approximately $854,000 in connection with the sales, consisting of surveys, legal fees, title charges, transfer taxes, an advisory fee paid to the sales agent, and other miscellaneous items. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain on sale of approximately $39,262,000 for financial reporting purposes. The net cash proceeds were approximately $47,620,000 after repayment of outstanding mortgage debt of approximately $62,470,000. Pursuant to one of the sale contracts, an escrow account of $612,237 was established to secure the Partnership's performance of its post closing obligations. Such funds are to be released to the Partnership 90 days following the closing of the property sales.

Pursuant to the Settlement Agreement approved by the court in connection with the Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket 1005), the counsel representing the Unitholders are expected to be paid an estimated $3,000,000 in legal fees, $2,755,026 of which has been paid at June 30, 1999.


NOTE C - NET LOSS FROM LIQUIDATING ACTIVITIES

Net loss from liquidating activities for the three months ended June 30, 1999 consisted of:

Revenues:
 Rental                                    $1,005,101
 Interest                                     120,269
                                            ---------
                                            1,125,470
                                            ---------
Expenses:
 Property operating expenses                  416,016
 Property taxes                                91,965
 Property management fees to affiliates        46,611
 General and administrative expense            25,310
 Interest expense                             451,264
 Management fees to affiliates                 40,204
 Estimated liquidation expenses                75,000
                                            ---------
                                            1,146,100
                                            ---------
Net loss from liquidating activities       $  (20,630)
                                            =========

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1999 and the six months ended June 30, 1998.


                                            Three months     Six Months
                                           Ended 3/31/99   Ended 6/30/98
                                           -------------   -------------
Expensed to the General Partners:
 Supervisory management fee                   $101,767       $159,960
 Special distribution                           87,892        146,085
 Administrative expense reimbursements          13,875         13,875
                                               -------        -------
                                              $203,534       $319,920
                                               =======        =======

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $168,864       $239,426
                                               =======        =======

Accruals of $40,204 and $163,760 for the supervisory management fee, special distribution and administrative expense reimbursements were outstanding at June 30, 1999 and December 31, 1998, respectively. Accruals of $40,848 for property management fees were outstanding at December 31, 1998.

Fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the period from April 1, 1999 through June 30, 1999 include $40,204 for the supervisory management fee, special distribution and administrative expense reimbursements and $46,611 for property management fees.

In connection with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual of $75,000 as of June 30, 1999 for the estimated costs expected to be incurred to liquidate the Partnership. Included in such amount is $15,000 expected to be payable to the General Partners during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership may differ from the amounts accrued as of June 30, 1999.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 4,663 Units at June 30, 1999.


NOTE D - SUBSEQUENT EVENT

In July 1999, the Partnership paid cash distributions of $4,277,178, $699,501 and $83,829 to the Unitholders, Subordinated Limited Partners and General Partners, respectively. The Partnership also paid $249,192 in legal fees to the counsel representing the Unitholders pursuant to the Settlement Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In June 1998, a majority in interest of the limited partners approved a proposal to sell all the Partnership's properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The auction and liquidation were part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In February and March 1999, the Partnership entered into contracts with three buyers to sell the Properties. The sales closed in April, May and June 1999.

The Partnership paid distributions in 1999 totaling $113.50 per limited partnership unit (including $13.50 per unit that was paid on July 22, 1999) consisting of previously undistributed operating cash flow and the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1999 and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

As a result of the Partnership adopting liquidation accounting in accordance with generally accepted accounting principles as of April 1, 1999 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1999 and 1998 periods.

Year 2000 Risk

As the Partnership is expected to be liquidating in 1999 and will not have operations in the year 2000, the General Partners do not believe it is appropriate to include a discussion of the Year 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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


PRUDENTIAL-BACHE/A.G. SPANOS REALTY PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Realty Partners, L.P., General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 6, 1999
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty Capital, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 6, 1999
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer